Form 10QSB
period 1999-06-30
DIRECTION TECHNOLOGIES INC
filed 1999-09-14
CIK 1076886

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


Form 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarter ended June 30, 1999


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission File No. 0-30118

DIRECTION TECHNOLOGIES, INC
---------------------------
(Name of Small Business Issuer in its Charter)

          NEVADA                                   88-0413417
          ------                                   ----------
(State or Other Jurisdiction of           (I.R.S. Employer I.D. No.)
incorporation or organization)

                                PMB 723, 250 "H" St.,
                                Blaine, WA 98230
                                ---------------------
                     (Address of Principle Executive Offices)

                     Issuer's Telephone Number:  (604) 683-6648

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports). And (2) has been subject to such filing requirements for the past 90 days.

         (1) Yes   X       No          (2)  Yes  X       No
                 ----        ----               ----        ----

                  (APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each Issuer's classes of common equity, as of the latest practicable date:

                June 30, 1999:  Common Stock - 10,031,000

                  DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this report.

Transitional Small Business Issuer Format    Yes           No    X
                                                 -----          -----

                           DIRECTION TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION                                  PAGE
Item 1.  Financial Statements:

Balance Sheets as of June 30, 1999 and
December 31, 1998                                                   6

Statements of Operations for the three months ended
June 30, 1999 and June 30, 1998 and the six months ended
June 30, 1999 and June 30, 1998 and from Inception through
June 30, 1999                                                       7

Statements of Cash Flow for the three months ended
June 30, 1999 and June 30, 1998 and the six months ended
June 30, 1999 and June 30, 1998 and from Inception through
June 30, 1999                                                       8

Notes to Financial Statements for the three months ended
June 30, 1999 and June 30, 1998 and the six months ended
June 30, 1999 and June 30, 1998 and from Inception through
June 30, 1999                                                       10

Item 2.  Management's Plan of Operations                            11

PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings                                          11

Item 2.  Changes in Securities                                      11

Item 3.  Defaults upon Senior Securities                            12

Item 4.  Submission of Matters to a Vote of Securities Holders      12

Item 5.   Other Information                                         12

Item 6.   Exhibits and Reports on Form 8 - K                        12

Signatures                                                          12

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, these Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Financial Statements of the Company for the year ended December 31, 1998 previously filed with the Securities and Exchange Commission.

                          DIRECTION TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEETS

                      June 30, 1999 and December 31, 1998


                                   ASSETS

CURRENT ASSETS                                    JUNE 30,1999     DEC 31,1998
     CASH                                           $    936         $    -
     PREPAID EXPENSES                                    -                650
                                                    --------         --------
       TOTAL CURRENT ASSETS                         $    936         $    650

LICENSE FEES                                        $ 50,000              -
INVESTMENT IN QIBLAH TECHNOLOGIES LTD.                 1,772              -
                                                    --------         --------
       TOTAL ASSETS                                 $ 52,708         $    650
                                                    --------         --------

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     ACCOUNTS PAYABLE                               $ 59,361         $  1,500
                                                    --------         --------

       TOTAL CURRENT LIABILITIES                    $ 59,361         $  1,500
                                                    --------         --------
NOTES PAYABLE                                            -                -
                                                    --------         --------
       TOTAL LIABILITIES                            $ 59,361         $  1,500
                                                    --------         --------

STOCKHOLDERS' EQUITY (DEFICIENCY)

SHARE CAPITAL - NOTE 2

AUTHORIZED:
    50,000,000 common shares, $0.001 par value
    10,000,000 preferred shares, $0.001 par value
    ISSUED:
       10,031,000 common shares                     $ 10,031

     CONTRIBUTED SURPLUS                              15,469

     DEFICIT ACCUMULATED DURING THE DEVELOPMENT
     STAGE                                           (32,153)        $   (850)

     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)             (6,653)            (850)
                                                    --------         ---------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 52,708         $    650

                                                    --------         ---------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                          DIRECTION TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS


FOR THE THREE MONTHS AND SIX MONTHS PERIODS ENDED JUNE 30, 1999 AND JUNE 30, 1998 AND FOR THE PERIOD APRIL 30, 1998 (INCEPTION) THROUGH JUNE 30, 1999

                                   UNAUDITED

                                                                                     APRIL 30, 1998
                           THREE MONTHS   THREE MONTHS   SIX MONTHS     SIX MONTHS      (DATE OF
                           ENDED JUNE 30  ENDED JUNE 30  ENDED JUNE 30  ENDED JUNE 30  INCEPTION TO
                               1999            1998          1999           1998       JUNE 30,1999)

SALES                           -              -              -              -             -
COST OF SALES                   -              -              -              -             -
                          -------------  -------------  -------------  ------------  --------------
GROSS PROFIT                    -              -              -              -             -

OPERATING EXPENSES        $     11,653   $        850   $     28,075   $       850   $     28,925
RESEARCH & DEV
                          -------------  -------------  -------------  ------------  --------------
LOSS BEFORE OTHER ITEMS   $    (11,653)  $       (850)  $    (28,075)  $      (850)  $    (28,925)
OTHER ITEMS

EXCESS VALUE OF SHARES
ISSUED ON INVESTMENT      $     -        $     -        $     (2,500)  $     -       $     -

SHARE OF LOSS OF
QIBLAH TECH. LTD.                                               (728)                        (728)
                          -------------  -------------  -------------  ------------  -------------
NET (LOSS)                $    (11,653)  $       (850)  $    (31,303)  $      (850)  $    (32,153)
                          -------------  -------------  -------------  ------------  -------------

BASIC AND DILUTED
LOSS PER SHARE            $   (0.00)     $    (0.00)    $    (0.00)    $    (0.00)   $    (0.00)


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                          DIRECTION TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS AND SIX MONTHS PERIODS ENDED JUNE 30, 1999 AND JUNE 30, 1998 AND FOR THE PERIOD APRIL 30, 1998 (INCEPTION) THROUGH JUNE 30, 1999

                                   UNAUDITED

                                                                                     APRIL 30, 1998
                           THREE MONTHS   THREE MONTHS   SIX MONTHS     SIX MONTHS      (DATE OF
                           ENDED JUNE 30  ENDED JUNE 30  ENDED JUNE 30  ENDED JUNE 30  INCEPTION TO
                               1999            1998          1999           1998       JUNE 30,1999)
CASH FLOWS FROM OPERATING ACTIVITIES

NET (LOSS)                $    (11,653)  $       (850)  $    (28,803)  $      (850)  $    (29,653)
  ADD:  ITEMS NOT
  AFFECTING CASH

  SHARE OF QIBLAH
   TECH LTD LOSS          $     -              -                 728         -                728

EXCESS VALUE OF

SHARES ISSUED ON
   INVESTMENT             $     -              -               2,500          -             2,500
                          -------------  -------------  -------------  ------------  --------------
                          $    (11,653)  $       (850)  $    (25,575)  $      (850)  $    (26,425)
CHANGES IN NON-CASH
ITEMS
  PREPAID EXPENSES        $     -              -                 650         -               -
  ACCOUNTS PAYABLE        $      9,361   $        850   $     57,861   $       850   $     59,361
                          -------------  -------------  -------------  ------------  --------------

NET CASH (USED) BY
OPERATING ACTIVITIES      $     (2,292)  $     -        $     32,936   $     -       $     32,936
                          -------------  -------------  -------------  ------------  --------------

CASH FLOW FROM
INVESTING ACTIVITIES

ACQUISITION OF
  LICENSE FEES            $     -        $     -        $    (50,000)  $     -       $    (50,000)
INVESTMENT IN
  QIBLAH TECH LTD         $     -       $      -        $     (5,000)  $     -       $     (5,000)
                          -------------  -------------  -------------  ------------  --------------

NET CASH (USED) BY
INVESTMENT ACTIVITIES     $     -        $     -        $    (55,000)  $     -       $    (55,000)


CASH FLOWS FROM
FINANCING ACTIVITIES
PROCEEDS FROM

ISSUANCE OF
COMMON SHARES             $     -        $     -        $     23,000   $     -       $     23,000
                          -------------  -------------  -------------  ------------  --------------


NET CASH PROVIDED BY
FINANCING ACTIVITIES      $     -        $     -        $     23,000   $     -       $     23,000
                          -------------  -------------  -------------  ------------  --------------

NET INCREASE (DECREASE)
IN CASH                   $      (2,292) $     -        $        936   $     -       $        936


CASH AT BEGINNING
OF PERIOD                 $       3,228  $     -        $     -        $     -       $     -
                          -------------  -------------  -------------  ------------  --------------

CASH AT END
OF PERIOD                 $         936  $     -        $       936    $     -       $        936
                          -------------  -------------  -------------  ------------  --------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                          DIRECTION TECHNOLOGIES, INC.
NOTES TO THE FINANCIAL STATEMENTS FOR THE THREE MONTHS AND SIX MONTHS PERIODS ENDED JUNE 30, 1999 AND JUNE 30, 1998 AND FOR THE PERIOD APRIL 30, 1998 (INCEPTION) THROUGH JUNE 30, 1999.

1. BASIS OF PRESENTATION

In the opinion of management, the unaudited financial statements reflect all normally recurring adjustments necessary to fairly present the Company's financial position and results of operations for the periods indicated. The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's 10-KSB for the period ended December 31, 1998, which has been filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the Company's annual financial statements have been omitted from the quarterly financial statements based upon Securities and Exchange Commissions rules and regulations. Net loss per common and common equivalent share was computed based on the net loss divided by the weighted average number of common and common equivalent shares outstanding, unless antidilutive, during the year presented.

2.     FINANCING

                                      Common
                                      Shares                       Additional
                                         #     Par Value         paid-in Capital
                                      ------   ---------         ---------------
Balance, December 31,1998                -      $    -              $      -
Issuance of shares:
-pursuant to offering memorandum
             -at $0.50 per share       31,000         31                15,469
            -at $0.001 per share    5,000,000      5,000                   -
-pursuant to acquisition of Qiblah
  Technologies Limited              5,000,000      5,000                   -
                                   ----------  ---------         ---------------
Balance, June 30, 1999             10,031,000  $  10,031           $    15,469
                                   ----------  ---------         ---------------

The capital raised was used to fund operations. The Company anticipates needing additional capital to fund operations during the upcoming year. The Company intends to raise capital through a combination of the private placement of its securities, establishing operating lines of credit, and through the sale of product.

3.     RELATED PARTY TRANSACTIONS

On January 12, 1999, the company acquired the shares of Qiblah International Industries Ltd. (Qiblah"). Qiblah was a private company controlled by a significant shareholder of the Company. On January 19, 1999, two directors of Qiblah became directors of the company.

4.     DESCRIPTION OF SECURITIES

The Company has two class of securities authorized; 50,000,000 shares of $0.001 par value common voting stock and 10,000,000 of $0.001 par value preferred shares. The holders of the Company's Common Stock are entitled to one vote per share on each matter submitted to a vote at a meeting of stockholders. The shares of Common Stock carry cumulative voting rights in the election of directors. There are no preferred shares issued.

Stockholders of the Company have no pre-emptive rights to acquire additional shares of Common Stock or other securities. The Common Stock is not subject to redemption rights and carries no subscription or conversion rights. In the event of liquidation of the Company, the shares of Common Stock are entitled to share equally in corporate assets after satisfaction of all liabilities. All shares of the Common Stock now outstanding are fully paid and non-assessable.

There are no outstanding options.
There is no provision in the Company's Articles of Incorporation, as amended, or Bylaws that would delay, defer, or prevent a change in control of the Company.

5.     YEAR 2000 MATTERS

The inability of computers, software, and other equipment utilizing microprocessors to recognize and properly process date fields containing a two digit year reference such as "00" for the year 2000 is commonly referred to as the Year 2000 issue. Neither of the Company's main two products, the Electric Car and the Qiblah Locator is Y2K sensitive. There are no electronic timing devices in the products. The Company's office support system includes network hardware and operating systems, desktop and laptop computers and servers. As the majority of the Company's hardware has been replaced or upgraded over the past two years, critical systems compliance is not expected to be a major issue and associated future costs to be minimal.

The primary Y2K risk to the Company's operations is service disruption from third party providers that supply parts to the assembly process of the products. Any disruption to these services would hinder the Company's ability to operate. Therefore, efforts are currently under way to obtain Y2K compliance certification from the Company's major parts providers. Concern about potential problems has been raised, but commitment to compliance is beyond the Company's control.

The Company has not yet approved a formal contingency plan for Y2K issues, however, a formal contingency plan is expected to be completed and approved during 1999.

Item 2.  Management's Plan of Operations

The Company is in its initial stages of development with no revenues or income and is subject to all the risks inherent in the creation of a new business. Since the Company's principal activities to date have been limited to organizational activities, prospect development, and acquisition of interests, it has no record of any revenue-producing operations. Consequently, there is no operating history upon which to base an assumption that the Company will be able to achieve its business plans.

PRINCIPAL PRODUCT.

One of the specific reasons the Company was founded is for the purpose of entering into a world-wide license agreement with E.T.C. Industries Ltd. of Vancouver, British Columbia, Canada to license certain technology, and obtain advice in facilitating the production of electric vehicles using certain technology developed by the licensor and currently licensed in the State of California. The other specific reason for formation of the Company is to purchase certain assets of Qiblah International Industries Ltd. a British Columbia corporation, of Vancouver, British Columbia, Canada (a non-operational holding company). Qiblah International Industries Ltd. Owns
50% of Qiblah Technologies Ltd. a duly registered non-reporting, non-listed South African public corporation.
This firm has developed a state-of-the art electronic device called the Qiblah Locator, a battery-operated hand-held device that indicates the direction of the Muslim religious center Mecca from any location in the world. The Qiblah Locator is designed to be of assistance to the more than 1.5 billion adherents of the Muslim faith in the performance of their religious observations.

LIQUIDITY.

During the next 12 months, the Company will need significant working capital to fund its marketing efforts and to manufacture product. The Company intends to obtain working capital from the sale of product and through private investments made by third parties.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

              None; not applicable.

Item.2.       Changes in Securities and Use of Proceeds.

              During the second quarter of 1999, the Company did not issue any securities.

Item 3.       Defaults Upon Senior Securities.

              None; not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.

              None; not applicable.

Item 5.       Other Information.

              None; not applicable.

Item 6.       Exhibits and Reports on Form 8-K.


                                                  Exhibit
          (a)     Exhibits.*                      Number

                  None.

          (b) Reports on Form 8-K.


          * A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.


                                      SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              DIRECTION TECHNOLOGIES, INC


Date:     9/8/99                              By: /s/ Rolf Papsdorf

                                              President and Director


Date:     9/8/99
                                              By: /s/ Dieter Schindelhauer

                                              Secretary/Treasurer and Director