Form 10QSB
period 1999-09-30
DIRECTION TECHNOLOGIES INC
filed 1999-11-12
CIK 1076886

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


Form 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarter ended September 30, 1999


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

                September 30, 1999:  Common Stock - 10,031,000

                  DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this report.

Transitional Small Business Issuer Format    Yes           No    X
                                                 -----          -----

                           DIRECTION TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION                                  PAGE
Item 1.  Financial Statements:

Balance Sheets as of September 30, 1999 and
December 31, 1998                                                        6

Statements of Operations for the three months ended
September 30, 1999 and September 30, 1998 and the six months ended September 30, 1999 and September 30, 1998 and from Inception through
September 30, 1999                                                       7

Statements of Cash Flow for the three months ended
September 30, 1999 and September 30, 1998 and the six months ended September 30, 1999 and September 30, 1998 and from Inception through
September 30, 1999                                                       8

Notes to Financial Statements for the three months ended
September 30, 1999 and September 30, 1998 and the six months ended September 30, 1999 and September 30, 1998 and from Inception through
September 30, 1999                                                       10

Item 2.  Management's Plan of Operations                                 11

PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings                                               11

Item 2.  Changes in Securities                                           11

Item 3.  Defaults upon Senior Securities                                 12

Item 4.  Submission of Matters to a Vote of Securities Holders           12

Item 5.   Other Information                                              12

Item 6.   Exhibits and Reports on Form 8 - K                             12

Signatures                                                               12

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

                          DIRECTION TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEETS

                      September 30, 1999 and December 31, 1998


                                   ASSETS

CURRENT ASSETS                                  SEPTEMBER 30,1999  DEC 31,1998
     CASH                                           $    918         $    -
     PREPAID EXPENSES                                    500              650
                                                    --------         --------
       TOTAL CURRENT ASSETS                         $  1,418         $    650

LICENSE FEES                                        $ 50,000              -
INVESTMENT IN QIBLAH TECHNOLOGIES LTD.                 1,772              -
                                                    --------         --------
       TOTAL ASSETS                                 $ 53,190         $    650
                                                    --------         --------

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     ACCOUNTS PAYABLE                               $ 60,067         $  1,500
       LOANS PAYABLE                                   4,885              -
                                                    --------         --------
       TOTAL CURRENT LIABILITIES                    $ 64,952         $  1,500
                                                    --------         --------
NOTES PAYABLE                                            -                -
                                                    --------         --------
       TOTAL LIABILITIES                            $ 64,952         $  1,500
                                                    --------         --------

STOCKHOLDERS' EQUITY (DEFICIENCY)

SHARE CAPITAL - NOTE 2

AUTHORIZED:
    50,000,000 common shares, $0.001 par value
    10,000,000 preferred shares, $0.001 par value
    ISSUED:
       10,031,000 common shares                     $ 10,031

     CONTRIBUTED SURPLUS                              15,469

     DEFICIT ACCUMULATED DURING THE DEVELOPMENT
     STAGE                                           (37,262)        $   (850)

     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)            (11,762)            (850)
                                                    --------         ---------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 53,190         $    650
                                                    --------         ---------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                          DIRECTION TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS


FOR THE THREE MONTHS AND NINE MONTHS PERIODS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998 AND FOR THE PERIOD APRIL 30, 1998 (INCEPTION) THROUGH SEPTEMBER 30, 1999

                                   UNAUDITED

                                                                                     APRIL 30, 1998
                           THREE MONTHS   THREE MONTHS   NINE MONTHS     NINE MONTHS      (DATE OF
                          ENDED SEPT.30   ENDED SEPT.30  ENDED SEPT.30  ENDED SEPT.30  INCEPTION TO
                               1999            1998          1999           1998      SEPT.30,1999)

SALES                           -              -              -              -             -
COST OF SALES                   -              -              -              -             -
                          -------------  -------------  -------------  ------------  --------------
GROSS PROFIT                    -              -              -              -             -

OPERATING EXPENSES        $      5,109   $     -        $     33,184   $       850   $     34,034
RESEARCH & DEV
                          -------------  -------------  -------------  ------------  --------------
LOSS BEFORE OTHER ITEMS   $     (5,109)  $     -        $    (33,184)  $      (850)  $    (34,034)
OTHER ITEMS

EXCESS VALUE OF SHARES
ISSUED ON INVESTMENT      $     -        $     -        $     (2,500)  $     -       $     (2,500)

SHARE OF LOSS OF
QIBLAH TECH. LTD.                                               (728)                        (728)
                          -------------  -------------  -------------  ------------  -------------
NET (LOSS)                $     (5,109)  $     -        $    (36,412)  $      (850)  $    (37,262)
                          -------------  -------------  -------------  ------------  -------------

BASIC AND DILUTED
LOSS PER SHARE            $      (0.00)     $   (0.00)    $    (0.00)    $   (0.00)  $     (0.00)


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                          DIRECTION TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS AND NINE MONTHS PERIODS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998 AND FOR THE PERIOD APRIL 30, 1998 (INCEPTION) THROUGH SEPTEMBER 30, 1999

                                   UNAUDITED

                                                                                     APRIL 30, 1998
                           THREE MONTHS   THREE MONTHS   NINE MONTHS    NINE MONTHS      (DATE OF
                          ENDED SEPT.30  ENDED SEPT.30  ENDED SEPT.30  ENDED SEPT.30  INCEPTION TO
                               1999            1998          1999           1998       SEPT.30,1999)
CASH FLOWS FROM OPERATING ACTIVITIES

NET (LOSS)                $     (5,109)  $     -        $    (33,912)  $      (850)  $    (34,762)
  ADD:  ITEMS NOT
  AFFECTING CASH

  SHARE OF QIBLAH
   TECH LTD LOSS          $     -              -                 728         -                728

EXCESS VALUE OF

SHARES ISSUED ON
   INVESTMENT             $     -              -               2,500          -             2,500
                          -------------  -------------  -------------  ------------  --------------
                          $     (5,109)  $     -        $    (30,684)  $      (850)  $    (31,534)
CHANGES IN NON-CASH
ITEMS
  PREPAID EXPENSES        $       (500)        -                 150          (650)          (500)
  ACCOUNTS PAYABLE        $        706   $     -        $     58,567   $     1,500   $     60,067
  LOANS PAYABLE           $      4,885         -               4,885          -             4,855
                          -------------  -------------  -------------  ------------  --------------

NET CASH (USED) BY
OPERATING ACTIVITIES      $        (18)  $     -        $     32,918   $     -       $     32,918
                          -------------  -------------  -------------  ------------  --------------

CASH FLOW FROM
INVESTING ACTIVITIES

ACQUISITION OF
  LICENSE FEES            $     -        $     -        $    (50,000)  $     -       $    (50,000)
INVESTMENT IN
  QIBLAH TECH LTD         $     -       $      -        $     (5,000)  $     -       $     (5,000)
                          -------------  -------------  -------------  ------------  --------------

NET CASH (USED) BY
INVESTMENT ACTIVITIES     $     -        $     -        $    (55,000)  $     -       $    (55,000)


CASH FLOWS FROM
FINANCING ACTIVITIES
PROCEEDS FROM

ISSUANCE OF
COMMON SHARES             $     -        $     -        $     23,000   $     -       $     23,000
                          -------------  -------------  -------------  ------------  --------------


NET CASH PROVIDED BY
FINANCING ACTIVITIES      $     -        $     -        $     23,000   $     -       $     23,000
                          -------------  -------------  -------------  ------------  --------------

NET INCREASE (DECREASE)
IN CASH                   $         (18) $     -        $        918   $     -       $        918


CASH AT BEGINNING
OF PERIOD                 $         936  $     -        $     -        $     -       $     -
                          -------------  -------------  -------------  ------------  --------------

CASH AT END
OF PERIOD                 $         918  $     -        $       918    $     -       $        918
                          -------------  -------------  -------------  ------------  --------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                          DIRECTION TECHNOLOGIES, INC.
NOTES TO THE FINANCIAL STATEMENTS FOR THE THREE MONTHS AND NINE MONTHS PERIODS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998 AND FOR THE PERIOD APRIL 30, 1998(INCEPTION) THROUGH SEPTEMBER 30, 1999.

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

2.     FINANCING

                                      Common
                                      Shares                       Additional
                                         #     Par Value         paid-in Capital
                                      ------   ---------         ---------------
Balance, December 31,1998                -      $    -              $      -
Issuance of shares:
-pursuant to offering memorandum
             -at $0.50 per share       31,000         31                15,469
            -at $0.001 per share    5,000,000      5,000                   -
-pursuant to acquisition of Qiblah
  Technologies Limited              5,000,000      5,000                   -
                                   ----------  ---------         ---------------
Balance, September 30, 1999        10,031,000  $  10,031           $    15,469
                                   ----------  ---------         ---------------

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

              During the third quarter of 1999, the Company did not issue any securities.

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

                                              DIRECTION TECHNOLOGIES, INC


Date:     11/8/99                             By: /s/ Rolf Papsdorf

                                              President and Director


Date:     11/8/99
                                              By: /s/ Dieter Schindelhauer

                                              Secretary/Treasurer and Director