Form 10-K
period 1999-12-31
DIRECTION TECHNOLOGIES INC
filed 2000-04-12
CIK 1076886

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                OF 1934 [NO FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

     UNDER SECTION 12(B) OR (G) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

                          DIRECTION TECHNOLOGIES, INC.
                          ----------------------------
                 (Name of Small Business Issuer in its charter)


      Nevada                                         88-0413417
------------------------                        ---------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)


 250 H Street, Suite 723, Blaine, Washington          98230
 -------------------------------------------     --------------------
(Address of principal executive offices)            (Zip Code)

             Issuer's telephone number:  (604) 683-6648
                                         --------------

   Securities to be registered pursuant to Section 12(b) of the Act:

   Title of each class                      Name of each exchange on which
   to be so registered                      each class is to be registered

         None
--------------------------------          ----------------------------------

         None
--------------------------------          ----------------------------------


      Securities to be registered pursuant to Section 12(g) of the Act:

                               Common Stock
----------------------------------------------------------------------------
                              (Title of Class)

                                   None
----------------------------------------------------------------------------
                              (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Number of shares of Common Stock, $0.001 par value per share, of the registrant outstanding as of December 31, 1999: 10,031,000.

DOCUMENTS INCORPORATED BY REFERENCE
A description of any "Documents Incorporated by Reference" is contained in Item 6 of this report.

Transitional Small Business Issuer Format     Yes           No   X
                                                  -----        -----

                           EXHIBIT INDEX IS ON PAGE 21

                          DIRECTION TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

PART I
ITEM 1.   Business                                                       4
ITEM 2.   Properties                                                    14
ITEM 3.   Legal Proceedings                                             14
ITEM 4.   Submission of Matters to a Vote of Security Holders           14

PART II
ITEM 5.   Market for Registrant's Common Equity and Related
           Shareholder Matters                                          14
ITEM 6.   Selected Financial Data                                       16
ITEM 7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          16
ITEM 8.   Financial Statements and Supplementary Data                   17
ITEM 9.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                          17

PART III
ITEM 10.  Directors and Executive Officers of the Registrant            17
ITEM 11.  Executive Compensation                                        19
ITEM 12.  Security Ownership of Certain Beneficial Owners and
           Management                                                   19
ITEM 13.  Certain Relationships and Related Transactions                20

PART IV
ITEM 14.  Exhibits, Financial Statement Schedules and Reports on
           Form 8-K                                                     20

PART I.
ITEM 1. DESCRIPTION OF BUSINESS.

(a) BUSINESS DEVELOPMENT.

Direction Technologies, Inc., a Nevada corporation ("Company"), was originally organized on April 30, 1998 as Fuji International, Inc.; the name was changed on December 28, 1998 to Direction Technologies, Inc. The business office of the Company is located at 250 H Street, Suite 723, Blaine, Washington, 98230. The Company operates on the calendar fiscal year. Currently, the Company has no employees, but anticipates having at least several employees within the next 12 months.

(b) BUSINESS OF ISSUER.

Statements made, beliefs stated, and figures given for the electric automobile are taken from a report issued by Roger D. Touchie B.C., MBA, of Touchie & Associates Ltd. Touchie & Associates Ltd., an independent business planning consulting firm, was commissioned by E.T.C. Industries Ltd. to prepare an independent report on the electric vehicle in 1993. This report was based on corporate information supplied by E.T.C. Industries management and independent industry data gathered from industry research. Although written in 1993, a director of the Company, Ken Liebscher, has been intimately involved in the electric vehicle continuously since that date and is of the opinion that the statements made in the report are accurate and complete today.

1.  Electric Automobile.

    One of the specific reasons the Company was founded is for the purpose of entering into a worldwide license agreement with E.T.C. Industries Ltd. of Vancouver, British Columbia, Canada to license certain technology, and obtain advice in facilitating the production of electric vehicles using certain technology developed by the licensor and currently licensed in the State of California. A copy of the license agreement ("License Agreement"), entered into on January 9, 1999, is attached as Exhibit 10.1 to this Form 10-SB/A. Under the terms of the License Agreement, E.T.C. Industries Ltd. will be paid the sum of $50,000, plus a royalty of 2% of the Gross Sales Price (as defined in this agreement) on every electric vehicle sold by the Company. Payment of the entire $50,000 sum is evidenced by a promissory note, which is attached as Exhibit 10.2 to this Form 10-SB/A. There is no minimum payment in connection with the 2% royalty.

    The term of the License Agreement is for five years (the "Initial Term") and is renewable for another five years under the same terms and conditions, unless: (1) the licensee is in default of this License Agreement; (2) the Licensee or the Licensor elects not to renew the License Agreement; or (3) the licensee does not achieve annual gross sales of CDN$2,000,000 ($1,345,200 with the exchange rate of 1.49 Canadian Dollars to the U.S. Dollar, as of April 21, 1999) within the Initial Term. Also, the License Agreement may be terminated after two years from the commencement of the Initial Term if the licensee fails to build 3 prototype electric vehicles based on the technology licensed within such two year period.

This license also includes the use of certain assets of E.T.C. during the term of the agreement, as follows:

(1) All patents, patents pending, trademarks, copyrights, title, engineering designs, concepts, models, prototypes, parts, manufacturing machines and tools, trade secrets, know-how and show-how, and customer lists associated with the research, development, manufacturing, distributing and retailing business of electric powered vehicles of the Vendor and more particularly:
(2)     One 1987 Suburban Truck VIN# CSUBR 1GKGRZ6N1HF576447
(3)     One 1993 Pace Trailer VIN# 4PZUB1626SU001744
(4)     One prototype MI-5 Electric Car
(5)     One prototype MI-6 Electric Car
(6)     One complete set of MI-6 Electric Car Moulds

The objective of the Company in this area will be to determine if it can become a profitable designer, manufacturer and distributor of zero-emission, electric-powered automobiles based upon the technology integrated into the prototype MI-6 electromagnetic automobile. The growth focus of the Company is to respond to the environmental concerns surrounding the internal combustion engine that powers the majority of vehicles in major cities. However, to date, the Company has only manufactured two prototypes, the MI-5 and the MI-6, and it will require a large injection of capital to put the cars into production. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company. If the Company cannot obtain needed funds, it may be forced to curtail or cease its activities. If additional shares were issued to obtain financing, current shareholders may suffer a dilutive effect on their percentage of stock ownership in the Company.

The MI-6 was successfully introduced to the public at the International Electric Vehicle Symposium held at Disneyland December 3-7, 1994. A parade of electric cars down Main Street U.S.A. was held with electric cars from all parts of the world represented, including GM, Ford, Chrysler, Honda, Nissan, Mitsubishi, Toyota, BMW, and Peugeot. The MI-6 was chosen, along with the BMW conversion entry to be featured on the front page of the December 3, 1994 Los Angeles Times business section. However, the Company may never generate profits sufficient to sustain the continued development and production of the electric vehicle. With only limited cash resources at this time, activity will be initially limited to the feasibility study as discussed under "Plan of Operation" hereafter.

While long acknowledged as a leading contender in resolving automobile-generated pollution, commercial development of electric vehicles has been stalled in the 1980's by the restricted travel range and limitations of available electric power sources. However, with significant advances in this field and the growing social and political pressures to produce zero-emission automobiles, the development of the electric car may be encouraged.

Derived from documentation provided by Electric Vehicle Research, Inc., marketing information provided by management and independent research, the following discussion is designed to demonstrate the economic viability of the business program and provide an overview of the production, marketing and financial strategies of the Company.

a. The Electric Car Industry.

The information set forth in this section was derived from the following sources: California Air Resources Board; Public Power Magazine (May-June 1993); CALSTART Electric Transportation Infrastructure Update (dated December 28,
1993); Electric Vehicle Association of the Americas new release (dated December 21, 1995; and Time magazine science reporter Hill Williams. Based on limited technical advance and sporadic media attention in the past decade, the electric car industry has yet to earn the respect and acceptance of the general public. It has been left to legislators in environmentally conscious regions such as California, the Northeast U.S. and parts of Europe to force this development in the interest of smog-free cities. The Company expects evolution to occur in the auto industry as an efficient electric power plant emerges to challenge the standards of auto design. The fact that all major automakers have serious electric car development programs as part of their development agenda adds credibility to the future growth of this market segment.

The evolution of the electric car dates back to the earliest days of the automobile industry. At the turn of the century 38% of U.S. cars were powered by electricity, 22% by gasoline and 40% by steam. The latter succumbed quickly while the electric car gained popularity, mainly in urban areas. By 1912, there were 34,000 U.S. electric cars produced versus 20,000 internal combustion models. In Canada, 25 companies made electric cars before Henry Ford's mass production concepts took over. Ironically, it was electricity, in the form of spark ignition that aided this process. By the end of the Depression, internal combustion ruled the market. It was not until the 1970's and the growing awareness of air pollution that the potential of the electric car gained new credibility. Still, the limitations of power sources and continued reliance on the traditional lead-acid battery made commercial production impractical.

In recent years new strong legislative guidelines in sixteen states have forced major auto manufacturers to respond to strict emission standards. In 1990 the California Air Resources Board (ARB) mandated that all major producers of cars sold in their state were to meet minimum requirements starting in 1998 when 2% of units sold were to be zero-emission vehicles. Quotas were originally to increase to 5% in the year 2000 and 10% or 800,000 cars by 2003. However, in 1996 the ARB decided not to mandate the introduction of electric vehicles in 1998. Instead they have said that by 2003, 10% of all vehicles sold must be zero-emission vehicles.

In 1992 the Energy Policy and Conservation Act specified that 23,000 government purchased vehicles over the next three years were required to be "alternative production vehicles". In 1993, President Clinton added his endorsement to the program with an executive order upping this quota to 34,000 vehicles.
Initially, the majority of this went to natural gas and methanol conversions. However, support of the electric car evolution is a major part of the Electric and Hybrid Propulsion Division of the Energy Department. However, even if there are legislative incentives in place there can be no guarantee that the Company will be able to increase its sales or become profitable.

The major stumbling block in creating an electric car suitable to the consumer is the power source. Secondary factors include the continued refinement of electric motor and AC/DC adapter controllers. Solar energy research continues to improve means of recharging to electric power base and recapture of energy through shock absorber and/or braking system design is in the development stage. Power sensitive heating and cooling systems continue to emerge.

A limited travel range before recharging, time requirements to recharge spent batteries, and limited power on acceleration have been the traditional holdback to electric car functionality. New battery designs featuring lead-acid, sodium-sulphur, nickel-cadmiun-1, lithium molybdenum disulfide, and nickel-metal hydride have only gradually resolved these issues. Concerted effort to meet this challenge continues in Europe, Japan and North America. Asea Brown Boveri, a German-Swiss consortium and its Canadian subsidiary, Powerplex Technologies Inc. of Ontario, have used sodium-sulphur to expand the energy base of a battery pack to twice the power density of the conventional lead-acid battery. In mid-1992 they announced a 340-mile range test averaging 75 mph. The investments being expended by other companies are primarily to create a better battery to power the electric car. When a better battery is available, the Company intends to use that technology in the MI-6, if economically feasible.

b.     The MI-6 Electric Automobile.

The MI-6 prototype automobile was designed under the direction of Mr. Ken Liebscher in Washington State in 1994. Production viability of the MI-6 had to await the impact of environmental legislation and a consumer education program that helps change the perception of what a commuter car should be. This hiatus allowed the MI-6 creator ample time to address specific pre-production issues and define a product specification with approximately 10% of the parts common to a traditional Detroit assembly line product.

The MI-6 model is based on a body configuration using twenty-two molded parts. The chassis meets auto industry standards and is built and assembled by Metalcraft Products of Detroit, Michigan to stated specifications. Its power is supplied by 18 lead-acid batteries capable of over 750 charge/discharge cycles according to manufacturers specifications. This 108 volt system, when run through a motor controller, powers an advanced 9-inch DC motor. The system can be recharged from an onboard battery charger that can be plugged into a household 110-volt source or a 220-volt systemThe Company remains familiar with other battery options and will be able to move to a more exotic power source when reliability, improved output efficiency and recharge capabilities move beyond the experimental stage.

As weight has an inverse effect on the performance of the electric vehicle, the MI-6 body parts are manufactured from Kevlar rather than fiberglass. Kevlar is a much stronger material and allows the designer to create body parts that are a fraction of the thickness as parts manufactured in fiberglass, and, as a result, the MI-6 is much lighter than conventional automobiles. All of the parts for the MI-6, with the exception of the body and chassis, can be bought off the shelf and this was in fact done to hold down the cost

The names of the companies which are the principal suppliers of the parts for the MI-6 are as follows:
Chassis      - Metalcraft Products
Body         - B&J Fiberglass
Motor        - Advanced DC Motors

Transmission - Volkswagen
Adapter      - Electro Automotive
Controller   - Curtis Instruments Inc.
Wheels       - Centerline Magnesium Wheels
Tires        - Goodrich Tire Co.
Seats        - SCAT Interiors
Converter    - Sevcon
Instruments  - Westberg and Curtis
Batteries    - Trojan Battery Company
Auto Parts   - various major manufacturers

According to E.T.C. Industries, Ltd., that firm incurred costs relating to the electric car project of $134,157 from 1993 to 1995. On a single-vehicle manufacturing basis, the MI-6 has a manufacturing cost of $40,600. In order to be economically viable, the cost will have to be lowered to less than $20,00, which will require a manufacturing run of 100 vehicles at a time. There can be no assurance that these objectives can be reached. Such non-performance by the Company could have a material adverse effect on the Company's ability to execute its business plan, as well as its profitability.

The MI-5 prototype engine has delivered 85,000 miles of trouble-free road time in the past ten years. E.T.C. Industries Ltd. purchased the MI-5 vehicle, and all intellectual property, from Electric Vehicle Research Inc. in 1993 (the purchase price was $10,000 plus 100,000 shares of E.T.C. Industries Ltd. stock.). A U.S. built, updated version of the original motor and controller powers the first production model of the MI-6. To go into production of the MI-6 in North America would require a large influx of capital that could be beyond the capabilities of the Company. That is why, at this time, there will be only $25,000 spent on a feasibility study to determine if it would be economically practical to establish manufacturing off-shore with marketing efforts channeled to the international marketplace. The Company is in its initial stages of development with no revenues or income and is subject to all the risks inherent in the creation of a new business. Since the Company's principal activities to date have been limited to organizational activities, prospect development, and acquisition of interests, it has no record of any revenue-producing operations. Consequently, there is no operating history upon which to base an assumption that the Company will be able to achieve its business plans.

c.     The Electric Car Marketplace.

General Motors research studies, as quoted by John Dabels, Director of Market Development of GM Electric Vehicles, show that 84% of urban drivers travel less than 75 miles per day. Mr. Dabels foresees the need for both fleet and consumer markets, citing a need for consumer demand for used vehicles to establish economic viability. GM requires a minimum market size of 100,000 units to make the project profitable and is targeting a $20,000 to $25,000 price range. All major auto makers either have, or have planned, an entry into the electric vehicle sales arena. A negative factor of the Company is whether or not it will be able to compete in the marketplace.

d.     Marketing Strategy.

The body styling of the MI-6 distinguishes it from other electric car projects. It was designed entirely by Kenneth Liebscher, one of the principals of the Company, and Walt Patterson; electronic schematics for the car were designed by Catherine Rodden, an electronic engineer. The sporty, convertible exterior design of the MI-6 is targeted toward a specific market. The Company commissioned no surveys but, on its own, has determined that the MI-6 customer profile is the affluent businessperson who has both the financial capacity and individual self-image that demands a vehicle out of the ordinary. This customer is an established trendsetter, attracted to a sporty, "politically correct", clean car that offers both status and style. Realistically, most buyers will be multi-car owners with access to a traditional car for rural or cross-country driving.

2.     Qiblah Locator.

The other specific reason for formation of the Company is to purchase certain assets of Qiblah International Industries Ltd. a British Columbia corporation, of Vancouver, British Columbia, Canada (a non-operational holding company). Qiblah International Industries Ltd. Owns 50% of Qiblah Technologies Ltd. a duly registered non-reporting, non-listed South African public corporationThe certain assets of Qiblah International Industries Ltd. purchased are as follows:

   (1) The exclusive rights to the use of all patents, patents pending under application No. 972622 registered in South Africa March 26, 1997, trademarks, copyrights, title, engineering designs, concepts, models, prototypes, parts, manufacturing machines and tools, trade secrets, know-how and show-how, and customer lists associated with the research, development, manufacturing, distributing and retailing business of the Qiblah Locator products of the Vendor (subject to the worldwide manufacturing and certain marketing rights of Qiblah Technologies Ltd. as set out in an agreement dated October 30, 1997.
   (2) 10,000,000 common shares in Qiblah Technologies Ltd. a duly registered non-reporting, non-listed South African public corporation.

This firm has developed a state-of-the art electronic device called the Qiblah Locator, a battery-operated hand-held device that indicates the direction of the Muslim religious center Mecca from any location in the world. The Qiblah Locator is designed to be of assistance to the more than 1.5 billion adherents of the Muslim faith in the performance of their religious observations. According to the Holy Koran, it is a sin not to face the holy city of Mecca or "Qiblah" during prayers. No Muslim follower wants to willfully disrespect the Koran. It is therefore important for him to face the right direction and pray at the right times as set out in the Daily Prayer Schedule. Although there are prayer mats with compasses and other direction finding devices on the market, it is the opinion of management that none has the sophistication, yet user friendliness, that the Qiblah Locator combines.

A copy of the purchase agreement ("Purchase Agreement"), entered into on January 12, 1999, is attached as Exhibit 10.2 to this Form 10-SB/A. Under the terms of the Purchase Agreement, Qiblah International Industries Ltd. has been paid 5,000,000 Shares, at the deemed issuance price of $0.10 per Share. This issuance price was based upon the historical costs of the prototype (see chart of historical costs, set forth hereafter). The Purchase Agreement is subject to an agreement dated October 30, 1997 between Qiblah International Industries Ltd. and its fifty percent owned South African subsidiary, Qiblah Technologies Ltd. Under the terms of this agreement, Qiblah Technologies Ltd. was granted the exclusive license to manufacture on a world-wide basis the Qiblah Locator, and distribute and sell throughout certain regions and countries. These regions and countries are: the entire continent of Africa, Yemen, The United Arab Emirates, Saudi Arabia, Oman, Syria, Iran, and Jordan.

Audited financial statements on Qiblah Technologies, Ltd. are contained in
Exhibit 99.2 to this Form 10-K. These financial statements are denominated in the South African Rand.

At the present time, there are no restrictions on the repatriation of profits from South Africa to the United States as long as the nonresident investor own less than 75% of the South African entity (as is the case with the Company and Qiblah Technologies, Ltd.). In the event currency restrictions on this investment were to be put in place in the future, then this may have a materially adverse effect on the Company's operations. Such investment by the Company also has the risk of currency fluctuations, which may materially affect the Company's financial position and results. Five year annual exchange rates of the U.S. Dollar to the South African Rand, to illustrate the fluctuations in this exchange rate, are set forth in Exhibit 99.3 to this Form 10-K

The Qiblah Locator is comprised of a compass, a printed circuit board, a pressure-sensitive membrane, a world map and a liquid crystal diode face. After the user depresses a stylus onto a point on a world map, the device's arrow points towards Mecca. The weight of the Qiblah Locator is approximately 100 grams. The Qiblah Locator is designed to function at altitudes between 0 and 39,000 feet and at temperatures from -30C to +80C. The usefulness of this device is that a Muslim, when in an unfamiliar location, will know in which direction to face for his daily prayer ritual.

The instrument comprises a mechanical compass, a specially designed LCD which has radially configured sections, formed like an arrow, pointing to the center of the LCD where there is a dot representing Mecca. Furthermore there is a specially designed two sided circuit board, one side which has an area of 40 x 80 mm radially configured array of thin different shaped conductive lines. The center of the circuit board section described represents Mecca. A pressure sensitive rubbery membrane conductor is fitted above this conductive segment.

This membrane conductor has been designed and produced for us, especially for this application. On one side it is electrically conductive with the exception of tiny little dots, printed on the conductive surface at a height of 0.03 mm. They have the ability to keep the conductive surface away from the circuit board. On the other side of the membrane conductor, the world map is displayed (for the Global Qiblah Locator). Using a specially designed stylus and pressing lightly on the geographical area required on the map, the membrane through its conductive underside, touches the circuit board and transfers the electric current into one of the circuit board patterns. These patterns are representative to the magnetic variations, from the north, anywhere in the world, in relation to the geographic position of Mecca.

The Qiblah Locator determines the true direction of Mecca by using the earth's magnetic field. When a geographic location on the map is selected using the stylus, a microprocessor chip in the locator is programmed to correct for magnetic north by taking into account the magnetic deviation for the particular location. It then sends a signal to the visible display in the form of a direction arrow on the "LCD" face. The display on the LCD represents the true position of Mecca. The LCD automatically shuts off after twelve seconds to preserve battery life

The design information for the locator has been written and programmed from information taken from the Mariners Map - number 5382 which has hundreds of plotted and measured lines which show, in degrees, the variation of magnetic influences from true north. The location of Mecca is derived by triangulation. A compass installed in the Qiblah Locator is pointed north and this is considered triangulation point one. The geographic position of Mecca is fixed and is triangulation point two. By pressing slightly on the world map on the face of the Locator, at the location of the user, the third reference point is created, inclusive of the magnetic variation factor for the location in question. Because of the location of the magnetic poles, the needle of a compass will point to the geographical North Pole only in a few localities. In other places, it will point either east or west of north. The difference in degrees between the bearing of the compass needle and the bearing of true north is called variation, or declination.

The computer arithmetically works out a position, magnetically corrected signal in the form of an electrical impulse which is passed on through an LCD driver to the LCD. The LCD lights up and shows an indicative arrow, pointing towards the center of the LCD, which represents the position of Mecca. If the user now positions himself to face the direction in which the arrow points, he will face Mecca, from anywhere in the world, be it on land, sea or air.

Working prototypes of the Qiblah Locator have been completed. However, although the prototypes have been well received, they are just prototypes. Production to meet the numbers anticipated will require a large injection of capital. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company. If the Company cannot obtain needed funds, it may be forced to curtail or cease its activities. If additional shares were issued to obtain financing, current shareholders may suffer a dilutive effect on their percentage of stock ownership in the Company. The accuracy achieved by the prototype is believed to be comparable to, or better than, the accuracy of competing devices.

Muslim religious leaders have confirmed that the accuracy achieved by the current version of the Qiblah Locator provides a sufficiently fair representation of the direction of Mecca for users needing to face in that direction during prayer times. When compared to the devices of Casio and Lockheed Martin, the Qiblah Locator is, in the opinion of management, easier to use and, geographically speaking, more versatile. The Qiblah Locator can be used from anywhere on earth simply by touching a map with a stylus. The competing products require programming. If the user of a competing product is not in a major city for which settings are pre-programmed into the unit, he is required to provide information that may not be readily available to him, such as a location's latitude and longitude. A negative factor could be the higher price of the Company's locator, but this should be overcome by the locators' accuracy and esthetic appeal.

The appearance of the Qiblah Locator, when packaged in an optional casing that is lined with imitation silk, is attractive as a gift item. The world map and built-in clock, which are included in the units as central to the Mecca finding and prayer timer functions, indirectly increase the overall usefulness of the unit. For example, a person may keep the unit in his office and only use the Mecca finding function when he travels.

Rolf Papsdorf, the Chairman of the Company, conceived the idea of the Qiblah Locator in the middle of 1995 and first did a patent search for similar products. After not finding a match, Mr. Papsdorf commenced product development. By the first half of 1996, Kinetic Technologies Inc.("Kinetic") of Canada was retained to write the computer program, based on a mathematical model, that would read the map and relate it to an LCD display by dividing the 360 degrees of the globe into 32 sections. Four programmers worked on this task for five months.

Mr. Papsdorf retained the German office of Seiko Corp. in March 1997 to design the LCD, while at the same time Kinetic was designing the printed circuit board. Once the printed circuit board and LCD were finished, it was possible to design the mold. Based on the mold, packaging could now be created. The first mold was a shell-only acrylic model. Component suppliers were located and the first working prototype was completed. The Company showed this prototype to Muslim religious leaders and to trade show attendees in order to solicit feedback on appearance and ease of use. Historical development costs were incurred by the inventor, Rolf Papsdorf, and Qiblah Technologies Limited (South Africa) through October 1998 were $497,296, consisting of hard costs (e.g. travel expenses, program development, prototypes, travel expenses) and soft costs (e.g. unpaid time of Mr. Papsdorf). The total development time for this instrument was nearly 2 years. The development of the Qiblah Locator began in July 1997. The first workable prototypes were produced in Nov/Dec 1997 with the marketable production unit prototype completed in November 1998.

Historical Costs (in U.S. Dollars):
 Compass design to fit mould requirements                     $   9,500
 ----------------------------------------------------------------------
 Electronic developments, program writing                        42,000
 ----------------------------------------------------------------------
 LCD Designs and prototypes                                      17,000
 ----------------------------------------------------------------------
 Housing design for instrument and model                         16,000
 ----------------------------------------------------------------------
 Subsequent first trial moulds for injection                     23,000
 ----------------------------------------------------------------------
 Changes and modifications to moulds                              7,000
 ----------------------------------------------------------------------
 Design and development of membrane switch                        6,500
 ----------------------------------------------------------------------
 Development of program to interact with time
 of sunrise, worldwide in relation to our maps,
 ongoing for upgraded Qiblah Locator                             22,000
 ----------------------------------------------------------------------
 (This program will be available in May 99 with
 inclusion in new model by end of 99) Map reproduction
 in required format, plotting and digital printing design
 for printing machines suitable to print on flexible
 material with high resolution in 6 colors                       6,000
 ----------------------------------------------------------------------
 Advertising material in various languages and simple
 user manual                                                    18,000
 ----------------------------------------------------------------------
 Patent costs, ongoing                                          20,000
 ----------------------------------------------------------------------
 Trips by the inventor to Germany, South Africa and
 Canada during the development period approximately 12 times    80,000
 ----------------------------------------------------------------------
 Approximate travel expenses to various suppliers,
 worldwide in order to get best quality and prices,
 ensuring to deal with reputable companies which will be
 suppliers for many years                                       40,000
 ----------------------------------------------------------------------
 Consult time for Rolf Papsdorf as per Evans & Evans Report    159,904
 ----------------------------------------------------------------------
 Consult time for Dieter Schindelhauer as per Evans & Evans
 Report                                                         15,780
 ----------------------------------------------------------------------
 Evans & Evans Due Diligence Report                             14,612
 ----------------------------------------------------------------------
          TOTAL                                               $497,296
 ----------------------------------------------------------------------

a.  Market Highlights.

Muslims are followers of Islam, a religion with approximately 1.5 billion believers worldwide. The Arabic word "Islam" is derived from the Arabic root "Salema", meaning peace, purity, submission and obedience. Islam, literally defined, is "the submission or surrender of one's will to the only true God worthy of worship, Allah". Followers trace Islam back to the age of Adam; its message has been conveyed to man by God's prophets and messengers including Abraham, Moses and Jesus. Muslims believe that Islam's message has been restored and enforced in the last stage of the religious evolution by God's last prophet and messenger, Muhammad.

The guidelines of Islam stipulate four major exercises of faith for Muslims. Some of the exercises must be performed daily, while others are required weekly, monthly, annually or a minimum of once in a lifetime. The four major exercises are prayer, fasting, charity and pilgrimage. Offering of prayer is obligatory upon all Muslims, male or female. Obligatory prayers are five daily prayers, Friday's noon congregation prayer and the funeral prayer. Requirements of prayer include the performing of ablution, purity of the whole body, clothes and ground used for prayer, dressing properly and facing the "Qiblah", which is literally defined as the direction of, or way to, the holy city of Mecca. Muslims are not able practically to attend the mosque for all prayer sessions and they may be away from their home or office at prayer times; therefore, they often may not know in which direction they must face. The Qiblah Locator is intended to alert Muslims when it is prayer time and assist them in identifying the way to Mecca from wherever they may be. It is stated in the Holy Koran that, if at all possible, each believer should, at least once in his/her lifetime travel on pilgrimage to Mecca, the birthplace of Mohammed. The average number of pilgrimages per year to Mecca is approximately 2.5 - 3.0 million people. Mecca is also a large tourist destination and many visitors purchase gifts of religious significance. It is the Company's opinion that the Qiblah Locator will be purchased by many of these visitors. Muslim businessmen who travel are also a target market for the Locator.

Islam is the fastest growing religion in the world today, in large part due to population growth, which averages 2.6% per year in Muslim countries. Growth through conversion from other religions is also a factor, particularly in Africa. Islam rivals Christianity as the world's most widely held faith and is the majority religion in about 50 countries. However, just 2% of the world's Muslims live in the West. But in the United Kingdom, Islam is the fastest growing religion among the Afro-Caribbean community. There are perhaps 10,000 British converts to Islam, predominantly white, middle-class women. Islam is growing in organizational strength, not just numbers, in Britain and has undergone massive restructuring in the last five years. Mosques and other institutions are proliferating and Muslims are exerting their influence in such fields as education and politics.

There are also many Muslims in the U.S. For example, Dearborn Heights, a suburb of Detroit, has America's largest Muslim population. Los Angeles also has a vigorous, growing Muslim population. Muslim in dominant Muslim countries get reminded of their prayer times through the public address systems in the towers of the Mosques. These are their traditional devices. However, if there is no mosque in audible range the Muslim believer requires his own independent reminder. The Qiblah Locator is just one of these alternative reminders and locators.

Attempts to serve the market for Mecca finding devices and prayer timers by large multinational companies such as Seiko and Lockheed Martin indirectly confirms that the size of this market opportunity is significant. The market potential for the Qiblah Locator is unlikely to decrease in the future. Daily prayers will always be a responsibility of Muslims. It is the experience of the African Muslin Agency, which sells a variety of religious books, pictures, posters, prayer aids etc., that Muslims spend is disproportionate amount of their disposable income on religious items, especially at holy times of the year and at special events such as the Mecca pilgrimage. This is true even of low-income earners in low-wealth countries.

The Company's contacts with the African Muslim Agency was not confined to one meeting. In fact it was this agency which was very helpful in the final development stages of the Qiblah Locator. They are situated in Fordsburg, a suburb of Johannesburg and operate a radio station for the Muslim section in Africa, training scholastic schools for religion, commerce and general education. They also create their own Internet web pages and stay in close contact with the worldwide Muslim organizations. The agency is also involved with advising, administering and connecting business partners, investments and other financial transaction on behalf of investors who wish to invest in Africa.

b.  Manufacturing Highlights.

Manufacturing of the Qiblah Locator will be undertaken in Pretoria, South Africa by Casey Holdings Ltd. to take advantage of lower labor costs and the relative proximity to export markets of the Middle East. Casey Holdings Ltd., a Muslim owned, publicly traded computer company, is advancing sufficient production capital to finance production requirements for the initial sales orders. Casey Holdings Ltd. will provide ordering, stock control, assembly, packaging and shipping services for the Qiblah Locator. The Company and Casey Holdings Ltd. are currently in negotiations to conclude a manufacturing agreement.

Casey Holdings Ltd. currently manufactures 1,200 computers per month, has 120 employees and generates annual revenue of approximately $10.5 million. The names of the South African companies which will be the principal suppliers of the parts for the Qiblah Locator are as follows:

    Printed circuit boards   -   Bosco Printed Circuits Pty. Ltd.
    Packaging                -   Q Box and Cartoit Manufacturers
    Plastic housing          -   Gottfert Plastics Pty. Ltd.
    Electronic components    -   Factum Electronics Pty. Ltd.

All South African suppliers have confirmed that the projected volume of Qiblah Locator units would make the Company one of their major customers. Accordingly, all have expressed a willingness to show maximum flexibility on price and scheduling.

The Company will sell the standard, assembled, global versions of the Qiblah Locator for the equivalent of $25.00 per unit F.O.B. Johannesburg. This represents a profit margin, excluding North American overhead costs, of approximately 50%. Due to the weak Rand, which lost about 20 % of its value in the last year, the price should still be below the $16 US level The Company will monitor sales, marketing efforts and performance and will develop incentive schemes, not yet defined, to entice maximum sales.

As the Company views its competitors in the market, the only real challenge is Casio. They offer their unit at US $80 - in Germany and Saudi-Arabia. Their unit is, in the opinion of management of the Company, is difficult to operate, needs a certain amount of technical understanding, and only works in preprogrammed geographic locations. That unit has only have 16 segments in a 360 radius against the Qiblah Locator's 32. Based on the above, management does not expect erosion of the price structure of the Qiblah Locator.

c.  Marketing Plan Highlights.

The Company's marketing strategy recognizes the unique, religious nature of the Qiblah Locator. The Company is seeking endorsements from Muslim prayer leaders and is emphasizing the fact that the Qiblah Locator is assembled, marketed and distributed by Muslims. The Company has decided to manufacture a local version of the Qiblah Locator. This item will have several benefits:

(1) It provides distributors from one country with territorial protection versus the Company's distributors from another country. For example, a consumer in Oman would have no interest in purchasing a local Saudi version of the Qiblah Locator.
(2) It allows the distributor to structure his own price for his market. As there are vast different income levels in certain Muslim or other countries, the local distributor needs the necessary leeway to place their product into the market. At the same time our sales potential increases because some users may buy a local and a global unit and the users who do not travel far, have the opportunity to purchase an accurate, high definition local unit.
(3)     Not all Muslims travel extensively and have a need for a Global Locator.

It makes possible multiple purchases by the same customer. Conceivably, an individual may desire a global version of the Qiblah Locator for when he travels and a local, more precise version of the Qiblah Locator for when he is in his
home country.   A local version of the Qiblah Locator works on the same
principle as the Global Unit. However, it offers a much higher geographical resolution. Whereas a country on the global unit may only be 2-4 mm in size, on a lacal unit the same country would show as 40-80 mm in size and display prominent features such as towns, roads, rivers and mountains. This enables the user to locate his/her position more accurately. On a global locator the magnetic deviation in a small country may only be 5 degrees and on a local locator the accuracy achieved could be as accurate as 0.5 degrees.

The local Qiblah Locator is in the developmental stage. A main computer program with magnetic variations has been developed. The transference to a micro-processor chip remains to be done. The need for this locator was determined during the Company's attendance at Muslim trade shows held in Nov/Dec 1997. The item was requested by potential distributors at the trade shows.
The Qiblah Locator will be marketed through distributors. Direct sales by management generally will not be undertaken. All products will be sold against a letter of credit or other acceptable guarantees. The distributor has to place a minimum order as agreed to from time to time; sales will not be made on consignment.

The first step of the marketing plan is for the Company to be represented at Muslim business trade shows in the Middle East and the rest of the world.
Yussuf Saley, International Marketing Director for the Company, and/or Reinhardt Huebsch, Liaison Director for the Company, will be the representatives initially, although in future years it is expected that the local distributor will be present at these events. Qiblah International Industries Ltd. was represented at three shows since 1997: (1) International Life Style Fair, Jeddah, Saudi Arabia (November 2-7, 1997), attended by Yussuf Saley (International Marketing Director); 5th Musiad International Trade Fair and 3rd Business forum, Istanbul, Turkey (November 18-23, 1997), attended by Mr. Saley and Reinhardt Huebsch, Liaison Director; and Third Afro-Arab Trade Fair, Sharjah, United Arab Emirates (December 6-12, 1997), attended by Mr. Saley and Mr. Huebsch. Attendance at the trade shows generated approximately seventy-five prospects to be distributors for the Company's products. Within two weeks of
returning from a trade show, a representative of the Company   sent a follow-up
letter to each serious prospect, inviting them to apply for their local distributorship. The serious prospects that reply to this follow-up letter then receive a second letter in which management outlines its terms and criteria for distributors. Management intends to appoint one exclusive distributor per country. Applicants will be selected based primarily on their distribution network, as well as on other factors such as their reputations.

The Company at this stage has received requests for distributorships from three companies; one in Turkey - n-Ce Group of companies in Istanbul, which intends to place orders of 1000 pieces per month for the first year. This firm is, in turn, working out arrangements with Medineks Ltd. Istanbul, which wants 100,000 units. The second company is Makkah Al- Mukarrama in Mecca, Saudi-Arabia. This firm has ordered an initial 5,000 units, and have ten shop outlets inclusive of one in the Hilton Hotel in Mecca. The third company is Imes GMBH, in Munich-Germany; has 680 agents working across Germany and is a Turkish company operating also in Belgium and France, and is well connected to all the Muslim agencies in these countries. This last firm anticipates placing 50,000 units into the market on short notice. These companies will be required to supply a letter of credit against these purchases. In order for the Company and its suppliers to meet distributor demands, these necessary letters of credit for the required funding will have to be in place prior to firm order commitments.

Management will offer its agents the right to purchase a license to a country, with the fee being based on a target market share of the national population. For example, the license fee for a country of 2.5 million would be $30,000. Alternatively, an agent could forego the up front license fee and instead add 10% to the quoted cost of the unit for the first year and 5% thereafter. The end-user prices are expected to range from $50.00 to $100.00, depending on the margin charged by the distributor, the distance of the market from South Africa, the packaging style, whether it is a global or local version and whether a prayer time function is included. By comparison, prices of between $80.00 and $150.00 are charged for the Casio model and prices in the range of $85.00 are charged for the Lockheed model. With the end user paying between $50.00 and $100.00 for the Qiblah Locator there is a possibility of the competition selling their unit for less. The Qiblah Locator will be purchased by the distributors for $25.00 which, the Company believes, allows a large enough margin of profit to compete in the marketplace. The Company anticipates no erosion of pricing structure.

Distribution of the Qiblah Locator must take into account that it is a religious item and thus cannot be marketed as a mass-market item. Tasteful advertising in religious journals will be considered, but mainstream advertising is not appropriate, especially in non-Muslim countries. Feedback and/or recommendations of influential local Imans, who are the prayer leaders at mosques, has been solicited. Shops that sell religious items like the Koran will be a major retail vehicle for the Qiblah Locators. Gift shops in hotels and airports in Muslim cities also are targeted. Sales are not expected to be seasonal, although extra marketing efforts will be undertaken during special events such as the attendance of Muslim pilgrims at Mecca during the holy month of Ramadan.

The involvement of Mr. Saley, an active Muslim, and the alliance with Muslim managed Casey Holdings Ltd., are major strengths of the Company that represent votes of confidence in the Qiblah Locator. Many companies have tried and failed at marketing devices similar to the Qiblah Locator. A major cause of failure in all cases was the inability, or unwillingness, to enlist the support of the Muslim community or to show adequate cultural sensitivity. The main reason for business failure amongst other companies are as follows:

(1) Selling a religiously sensitive item to a Muslim with the label "produced in the USA".
(2)     Not obtaining approval from Muslim religious leaders.
(3)     Not marketing only with and through the Muslim community.
(4)     Not being aware of different cultural requirements.

The Company intends to surround itself with Muslims of good standing, studying their culture and involving them with the development of the product.

It is also important to incorporate the religious leaders and get their endorsement of the product in each distribution territory as part of the planned activities and let them benefit as well. It is the Company's belief that the right marketing, sensitivity to different cultures, flexibility and creativity plus lean management, tight cost control and aggressive marketing through the right channels gives the Company a decisive edge over the competition.

ITEM 2. PROPERTIES
------------------

The only property owned by the Company is that acquired under the purchase agreement with Qiblah International Industries Ltd., as follows:

(a) The exclusive rights to the use of all patents, patents pending under application No. 972622 registered in South Africa March 26, 1997, trademarks, copyrights, title, engineering designs, concepts, models, prototypes, parts, manufacturing machines and tools, trade secrets, know-how and show-how, and customer lists associated with the research, development, manufacturing, distributing and retailing business of the Qiblah finders products of the Vendor (subject to the worldwide manufacturing and certain marketing rights of Qiblah Technologies Ltd. as set out in an agreement dated October 30, 1997.
(b) 10,000,000 common shares in Qiblah Technologies Ltd. a duly registered non-reporting, non-listed South African public corporation.
(c) Tools, Dies and related manufacturing items for integrated L.C.D.'s display units.
(d)     Injection molding tools.
(e)     1 set technical drawings.
(f)     Inventory comprised of: 5,000 compasses; 4,000 L.C.D.'s; and 2,000
        Casings

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

                                           PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDERS MATTERS

The Shares have not previously been traded on any securities exchange. At the present time, there are no assets available for the payment of dividends on the Shares.

The Articles of Incorporation authorize the issuance of 50,000,000 shares of common stock, with a par value of $0.001. The holders of the Shares: (a) have equal ratable rights to dividends from funds legally available therefore, when, as, and if declared by the Board of Directors of the Company; (b) are entitled to share ratably in all of the assets of the Company available for distribution upon winding up of the affairs of the Company; (c) do not have preemptive subscription or conversion rights and there are no redemption or sinking fund applicable thereto; and (d) are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of shareholders. These securities do not have any of the following rights: (a) cumulative or special voting rights; (b) preemptive rights to purchase in new issues of Shares; (c) preference as to dividends or interest; (d) preference upon liquidation; or (e) any other special rights or preferences. In addition, the Shares are not convertible into any other security. There are no restrictions on dividends under any loan other financing arrangements or otherwise. See a copy of the Articles of Incorporation, and an amendment thereto, and Bylaws of the Company, attached as Exhibit 3.1, Exhibit 3.2, and Exhibit 3.3, respectively, to this Form 10-SB/A. As of the date of this Form 10-SB/A, the Company had 10,031,000 shares of common stock outstanding.

Non-Cumulative Voting.

The holders of Shares of Common Stock of the Company do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding Shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose. In such event, the holders of the remaining Shares will not be able to elect any of the Company's directors.
Dividends.

The Company does not currently intend to pay cash dividends. The Company's proposed dividend policy is to make distributions of its revenues to its stockholders when the Company's Board of Directors deems such distributions appropriate. Because the Company does not intend to make cash distributions, potential shareholders would need to sell their shares to realize a return on their investment. There can be no assurances of the projected values of the shares, nor can there be any guarantees of the success of the Company.
A distribution of revenues will be made only when, in the judgment of the Company's Board of Directors, it is in the best interest of the Company's stockholders to do so. The Board of Directors will review, among other things, the investment quality and marketability of the securities considered for distribution; the impact of a distribution of the investee's securities on its customers, joint venture associates, management contracts, other investors, financial institutions, and the company's internal management, plus the tax consequences and the market effects of an initial or broader distribution of such securities.

Possible Anti-Takeover Effects of Authorized but Unissued Stock.

The Company's authorized but unissued capital stock consists of 39,969,000 Shares of common stock and 10,000,000 shares of preferred stock. One effect of the existence of authorized but unissued capital stock may be to enable the Board of Directors to render more difficult or to discourage an attempt to obtain control of the Company by means of a merger, tender offer, proxy contest, or otherwise, and thereby to protect the continuity of the Company's management. If, in the due exercise of its fiduciary obligations, for example, the Board of Directors were to determine that a takeover proposal was not in the Company's best interests, such shares could be issued by the Board of Directors without stockholder approval in one or more private placements or other transactions that might prevent, or render more difficult or costly, completion of the takeover transaction by diluting the voting or other rights of the proposed acquiror or insurgent stockholder or stockholder group, by creating a substantial voting block in institutional or other hands that might undertake to support the position of the incumbent Board of Directors, by effecting an acquisition that might complicate or preclude the takeover, or otherwise.

Transfer Agent.

The Company has engaged the services of Pacific Stock Transfer Company, 3690 South Eastern, Suite 218, Las Vegas, Nevada 89109, to act as transfer agent and registrar.

ITEM 6. SELECTED FINANCIAL DATA

An audited Report and Financial Statement, as of December 31, 1999 (the end of the second fiscal year of the Company), is set forth in Exhibit 99.1 to this Form 10-K. In accordance with Item 310-3(c)(3) of Regulation SB, an audited Report and Financial Statement for Qiblah Technologies Ltd. for the last two fiscal years of that company (1999 and 2000) are contained in Exhibit 99.2 to this Form 10-K. A Financial Data Schedule on the Company is set forth in
Exhibit 99.3 to this Form 10-K

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The funds available to the Company from the first two private offerings will not be adequate for it to be competitive in the areas in which it intends to operate. The proceeds from these offerings will not be sufficient for the Company to proceed with the development of the electric car. In addition, they will not be sufficient to proceed with even a feasibility study on the electric car.

The company will need to raise additional funds in order to implement its business plan. The Qiblah Locator will require approximately $175,000 working capital. The Electric Car project will require an initial $25,000 for the feasibility study. The Company's continued operations therefore will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing, or asset sales. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company. If the Company cannot obtain needed funds, it may be forced to curtail or cease its activities. If additional shares were issued to obtain financing, current shareholders may suffer a dilutive effect on their percentage of stock ownership in the Company.

The Company may experience substantial competition in its efforts to locate and attract clients. Many competitors in the areas in which it intends to operate have greater experience, resources, and managerial capabilities than the Company and may be in a better position than the Company to obtain access to attractive clientele. There are a number of larger companies which will directly compete with the Company. Such competition could have a material adverse effect on the Company's profitability.

1. Electric Automobile.

The following description of this project over the next 12 months and beyond is provided to demonstrate the potential of this project based on a number of key elements, including:

(a) How the specifications, performance, and design traits of the MI-6 stand up to other known entries in this emerging market;

(b) The MI-6 design, with approximately 10% of the parts inventory required for a standard internal combustion engine car, lends itself to efficient assembly and maintenance; After a preliminary corporate analysis of the project's feasibility, $25,000 will be allocated to a feasibility study to determine what the Company will require to place the MI-6 prototype electric car into production. The source of funds for this feasibility will be from future private placements. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company. If the Company cannot obtain needed funds, it may be forced to curtail or cease its activities. If additional shares were issued to obtain financing, current shareholders may suffer a dilutive effect on their percentage of stock ownership in the Company

(c) Upon receiving a favorable feasibility study, the Company will embark on a two-phased marketing program aimed at generating market exposure and entrepreneurial interest in a decentralized distribution system.

     Production, if any, will be focused on overseas markets. Manufacturing would be in South Africa where production labor is less expensive. Worldwide sales would be the goal of the Company. In this process, the Company will be using its best efforts in the development and production of an electric vehicle suitable for the commuter market. If an unfavorable feasibility study is received by the Company, it will cease activity in this aspect of the business plan.

2. Qiblah Locator.

(a)     Short-Term Development Plan (ending December 31, 2000)

        Confirm a distribution network for the Qiblah Locator, with special emphasis on the Middle East and South Africa.

        Complete product enhancements such as the inclusion of a prayer time function (which activates signals for the five daily prayer times; when the user touches the map with the stylus, the Qiblah Locator will adjust for local sunrise and sunset times, adjust for the day of the month and calculate the five prayer periods for the particular position) and development of local versions of the Qiblah Locator for individual countries.

(b)      Medium-Term and Long-Term Development Plan (Beyond 2000)

         Expand the distribution network for the Qiblah Locator, with increased emphasis on Southeast Asia and the non-Arab world.

         Consider additional product enhancements such as utilizing Global Positioning Technology and applying the patent to other location-finding applications.

3. Patents.

There is nothing patentable with regard to the electric car project. The Qiblah Locator is patented per patent application #972622 in the Republic of South Africa. The patent was registered in the Republic of South Africa on March 26, 1997 and has a duration of 20 years from that date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Part IV, Item 14, for the Financial Statement Schedules filed with Form 10-K Report. An index to the financial statement schedules required to be filed by
Part II, Item 8 of this Form 10-K is set forth immediately before the attached financial statement schedule in Exhibit 99.1. of this filing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the Company's first fiscal year and up to the present time, the principal independent accountant for the Company has neither resigned (or declined to stand for reelection) nor been dismissed. The independent accountant for the Company is Amisano Hanson, Chartered Accountants. This firm was engaged on or about January 15, 1999. There have been no disagreements on accounting or financial disclosure.

                                      PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, and respective positions of the directors, officers, and significant employees of the Company are set forth below. All these persons have held their positions since January 15, 1999. There are no other persons which can be classified as a promoter or controlling person of the Company.

a.     Rolf K. Papsdorf, Director (Chairman)/President.

Mr. Papsdorf, age 54, is the inventor of the Qiblah Locator and the founder of the Company. Mr. Papsdorf is an inventor and engineer who has developed a number of patented technologies over the past 25 years. Prior to beginning development on the Qiblah Locator in 1995, he founded Sims Technology in Germany in 1993 to produce products out of polymer concrete. Between 1985 and 1993, he developed and commercialized a system for making roof tiles out of mineral waste in an interlocking system, first through Eurotile Manufacturing (B.C.), Ltd. of Vancouver, British Columbia and then through a company in Germany which he had acquired from the privatization authorities of the federal government.
In 1980, Mr. Papsdorf had started development on a keyless (fingerprint-controlled) access control and security device for motor vehicles and general lock systems, which he sold to Papsi Systems S.A. in 1983. From 1973 to 1980, he developed a gas turbine system that had applications in stationary gas turbine-driven power plants. He sold the patent for this technology to Gasturbines S.A. in 1980. Mr. Papsdorf earned his degree in Mechanical Engineering from the University of South Africa in 1974.

b.     Dieter K. Schindelhauer, Director/Secretary/Treasurer/Controller.

Mr. Schindelhauer, age 63, is based in Vancouver, British, Columbia, Canada. He is presently the President of Orlon Resources Ltd. of Vancouver, a private project development company that holds patents on gravity separation recovery systems. Since 1983 he has been the President of Chalice Mining Inc. of Vancouver, a junior gold exploration company. Other former positions held since 1986 were President of Gulderand Mining, Director of Seastar Resources Ltd. and President of Pala Gem and Mineral Mining. Between 1976 and 1983 he was the Quality Assurance Manager for Hawker Siddeley Canada Inc., Canadian Car (Pacific) Division in Surrey, British Columbia, a supplier of sawmill machinery and lumber processing equipment. From 1973 to 1976 Mr. Schindelhauer was the Plant Manager and then the General Plant Manager of Moore Dry Kiln Company of Canada Limited of Richmond, British Columbia, which designed and manufactured machinery and process equipment for the primary and secondary lumber industry. Positions held at Noranda Metal Industries Limited on Annacis Island, New Westminster, British Columbia between 1959 and 1973 included Superintendent of Technical Services. From 1953 to 1957, Mr. Schindelhauer studied and trained towards a diploma in Electrical Mechanical technology. He completed in 1976 a four-year business course at the University of British Columbia that was sponsored by the Canadian Institute of Management. Mr. Schindelhauer holds a professional membership in the Canadian Institute of Management, of which he was the Education Chairman for the Education Chapter from 1977 to 1983 and the Program Director from 1983 to 1985.

c.     Kenneth B. Liebscher, Director.

Mr. Liebscher, age 56, is an international businessman with an extensive background in sales and marketing. In 22 years with Dentsply International, the world's largest dental products manufacturer, he climbed the ranks to become Manager of their West Coast Division, headquartered in San Francisco. In February 1990, Mr. Liebscher was recruited by a major Europe-based competitor, Ivoclar Liechtenstein to lead their entry into the North American market, and within two years became Executive Vice-President of Sales and Marketing and helped to expand this company's world-wide sales to $300,000,000 before retiring.

In May 1992, Mr. Liebscher left his previous position to became a director of a reporting company called E.T.C. Industries Ltd. Subsequently, he became president of its wholly owned subsidiary The Electric Car Company and beginning in 1994, led a team that developed the MI-6 prototype electric car from the ground up. Mr. Liebscher also serves as a director of the following reporting companies: (a) Belmont Resources Inc.; (b) Vanadium International Inc.; and Montoro Resources Inc. Mr. Liebscher has attended the University of British Columbia.

d.     Yussuf Saley, International Marketing Director.

Mr. Saley, age 48, will be responsible for developing the overseas distribution network of the Company and for promoting the Qiblah Locator at international trade shows. Mr. Saley joined a film distribution company within the Jacquesson Enterprises Group of South Africa in 1972, where he was responsible for purchasing films from England, France and India and distributing them in South Africa and throughout Africa. The film distribution company then established a chain of cinemas in South Africa and Mauritius for the distribution of imported films. In 1984, he gained control of Jaquesson Enterprises, which included an electronics wholesaler and retailer, a consumer and fashion magazine publisher, and a financial services company. In 1987, he was appointed the Chairman and Chief Executive of Stem Diamond Co., whose business includes jewelry retailing, packaging manufacturing, insurance and mail order. From 1992 until joining Qiblah International Industries, Ltd. in July 1997, Mr. Saley was semi-retired, managing personal property and business investments. Mr. Saley is presently an executive member of the Islamic Business Chamber of South Africa and the Hajj and Ummrah Council and he is a member of numerous Islamic organizations including the Islamic Research Center, the Muslim Youth Movement (NFYNI) Radio Station, the Muslim Business Association, Crescent International, the Muslim Institute of UK, the Islamic Foundation and the Africa Muslim Agency. Mr. Saley has studied at the London School of Economics.

e.     Reinhardt Huebsch, Liaison Director.

Mr. Huebsch, age 41, joined Qiblah International Industries Ltd. in 1998. He also is currently employed as the National Key Account Manager for Danone Clover. From January to June 1998, Mr. Huebsch served as the Senior Accounts Manager for Amato Foods. For the period of January 1997 to June 1998, he was a principal in the firm Pick 'n Play Family Store. Prior to that he served as the National Trade Marketing Manager of the Johannesburg office of Nabisco/Royal Beechnut since 1994. Between 1989 and 1994 Mr. Huebsch was the National Trade Marketing Manager of the Johannesburg office of Cadbury Schweppes and from 1986 to 1988 he was the National Key Accounts Manager of Ceres Fruit Juices. Mr. Huebsch held various positions with Nestle-Rowntree between 1977 and 1986, including Merchandiser, Supermarket Salesman, Retail Salesman, Wholesale Specialist, Key Accounts Manager and National Accounts Manager. Mr. Huebsch received his business management diploma in 1976.

ITEM 11.  EXECUTIVE COMPENSATION.

(a) No officer or director of the Company is receiving any remuneration at this time.

(b) There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the corporation or any of its subsidiaries.

(c) No remuneration is proposed to be in the future directly or indirectly by the corporation to any officer or director under any plan which is presently existing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The owners of 5% or more of the Shares, as well as the officers and directors who own Shares, are set forth in the following chart:

--------------------------------------------------------------------------
Title of Class       Name of Beneficial Owner (1)     Amount and Nature of
Beneficial Owner (2)     Percent of Class
--------------------------------------------------------------------------
Common Stock             Rolf Papsdorf          2,000,000         19.94%
--------------------------------------------------------------------------
Common Stock             Qiblah International   5,000,000         49.85%
                         Industries Ltd.
--------------------------------------------------------------------------

(1) Mr. Papsdorf owns a majority of the stock of Qiblah International Industries Ltd. The business address for Mr. Papsdorf and Qiblah International Industries Ltd. is 1177 West Hastings Street, Suite 2400, Vancouver, British Columbia, Canada. Other than these Shares owned beneficially by Mr. Papsdorf, none of the other officers or directors of the Company own any of the Shares.

(2) Mr. Papsdorf does not have the right to acquire any amount of the Shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than as set forth in this Item 7, there are no relationships, transactions, or proposed transactions to which the registrant was or is to be a party, in which any of the named persons set forth in Item 404 of Regulation SB had or is to have a direct or indirect material interest.

As indicated under Description of Business, the Company on January 9, 1999 entered into a license agreement with ETC Industries, Ltd. of Vancouver, British Columbia, Canada. Ken Liebscher, one of the Directors of the Company, is a director of ETC Industries Ltd.; also, Mr. Liebscher owns stock in that firm. Under the terms of this agreement, E.T.C. Industries Ltd. will be paid the sum of $50,000, plus a royalty of 2% of the Gross Sales Price (as defined in this agreement) on every product sold by the Company.

As indicated under Description of Business, the Company on January 12, 1999 entered into a purchase agreement with Qiblah International Industries Ltd. to purchase all the assets of this firm. Rolf Papsdorf, a Director and President of the Company, is a majority owner of Qiblah International, Industries Ltd. Under the terms of the purchase agreement, Qiblah International Industries Ltd. was paid 5,000,000 Shares, at the deemed issuance price of $0.10 per Share.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL DATA SCHEDULE AND REPORTS ON FORM 8-K

(a)     Exhibits
        None.

(b)     Reports on Form 8-K.
        None

(c)     Financial data Schedule
        See schedule 27 Below

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, this registration statement has been signed by the following persons in the capacities and on the dates indicated:

Signature                             Title                            Date

/s/ Rolf K Papsdorf               President, Director             March 25, 2000
-------------------
Rolf K Papsdorf


/s/ Dieter K Schindelhauer        Secretary, Treasurer            March 25, 2000
--------------------------        (Principal Financial
Dieter K Schindelhauer            and Accounting Officer),
                                  Director

/s/ Kenneth B. Liebscher          Director                        March 25,2000
-------------------------
Kenneth B Liebscher

                                  EXHIBIT INDEX


EXHIBIT         DESCRIPTION                                         METHOD OF
NUMBER                                                                 FILING

3.1         Articles of incorporation                                     (1)

3.2         Certificate of Amendment of Articles Of Incorporation         (1)

3.3         Bylaws                                                        (1)

10.1        License agreement                                             (1)

10.2        Promissory note                                               (1)

10.3        Purchase agreement                                            (1)

10.4        Amendment to Purchase Agreement                               (1)

27          Direction Technologies, Inc - Financial data Schedule      See Below

99.1        Direction Technologies, Inc. - Report and Financial
             Statements (Dated December 31, 1999)                      See Below

99.2        Five Year Historical Exchange Rates: U.S. Dollar to Rand   See Below


(1) Filed with the Company's registration statement on Form 10SB12G/A dated 9/14/99 and incorporated by reference.

EXHIBIT 99.1

DIRECTION TECHNOLOGIES, INC. - REPORT AND FINANCIAL STATEMENTS (DATED DECEMBER 31, 1999

              DIRECTION TECHNOLOGIES INC.

             (A Development Stage Company)

             REPORT AND FINANCIAL STATEMENTS

              December 31, 1999 and 1998

               (Stated in US Dollars)
                --------------------

TERRY AMISANO LTD.                                                AMISANO HANSON

KEVIN HANSON, C.A.                                         CHARTERED ACCOUNTANTS

                               AUDITORS' REPORT

To the Stockholders
Direction Technologies Inc.

We have audited the balance sheets of Direction Technologies Inc. (A Development Stage Company) as at December 31, 1999 and 1998 and the statements of loss and deficit accumulated during the development stage, stockholders' deficiency and cash flows for the year ended December 31, 1999 and for the period April 30, 1998 (Date of Incorporation) to December 31, 1998. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the company as at December 31, 1999 and 1998 and the results of its operations and its cash flows for the year ended December 31, 1999 and for the period April 30, 1998 (Date of Incorporation) to December 31, 1998, in accordance with generally accepted accounting principles in the United States.

Vancouver, Canada                                          /s/ AMISANO HANSON
April 7, 2000                                              Chartered Accountants

Comments by Auditors for U.S. Readers on Canada - U.S. Reporting Conflict
-------------------------------------------------------------------------

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when there is substantial doubt about a company's ability to continue as a going concern. The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern which assumes the realization of assets and discharge of liabilities in the normal course of business. As discussed in Note 1 to the accompanying financial statements in respect of the developmental nature of the company, the working capital deficiency and the recurring losses from operations, substantial doubt about the company's ability to continue as a going concern exists. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our report to the stockholders dated April 7, 2000 is expressed in accordance with Canadian reporting standards, which do not permit a reference to such uncertainty in the auditors' report when the uncertainty is adequately disclosed in the financial statements.

Vancouver, Canada                                          /s/ AMISANO HANSON
April 7, 2000                                              Chartered Accountants

SUITE 604 - 750 WEST PENDER STREET, VANCOUVER,       TELEPHONE:   (604) 689-0188
BC, CANADA, V6C 2T7                                  FACSIMILE:   (604) 689-9773
                                                     E-MAIL:    amishan@istar.ca

                                  SEE ACCOMPANYING NOTES

                           DIRECTION TECHNOLOGIES INC.
                          (A Development Stage Company)
                                BALANCE SHEETS
                           December 31, 1999 and 1998
                             (Stated in US Dollars)
                              --------------------


                                     ASSETS
                                     ------
                                                           1999          1998
                                                           ----          ----
Current
   Cash                                                  $     14     $    -
   Prepaid expenses                                          -              650
                                                          -------      --------
                                                               14           650
License fees - Notes 3 and 6                               50,000          -
                                                          -------      --------
                                                         $ 50,014     $     650
                                                          =======      ========

                                    LIABILITIES
                                    -----------

Current
   Accounts payable - Note 6                             $ 58,490     $   1,500
                                                          -------      --------

                             STOCKHOLDERS' DEFICIENCY
                             ------------------------

Share capital
   Authorized:
     50,000,000 common shares, $0.001 par value
     10,000,000 preferred shares, $0.001 par value
   Issued:
     10,031,000 common shares - Note 5                     25,500        -

Deficit accumulated during the development stage         (33,976)          (850)
                                                          -------      --------
                                                          (8,476)          (850)
                                                          -------      --------
                                                        $ 50,014      $     650

Nature and Continuance of Operations - Note 1
Commitment - Note 3

APPROVED BY THE DIRECTORS:




/s/ Ken B. Liebscher, Director                 Dieter K. Schindelhauer, Director

                               SEE ACCOMPANYING NOTES

                           DIRECTION TECHNOLOGIES INC.
                          (A Development Stage Company)
                          STATEMENTS OF LOSS AND DEFICIT
                      ACCUMULATED DURING THE DEVELOPMENT STAGE
                       for the year ended December 31, 1999,
  for the period April 30, 1998 (Date of Incorporation) to December 31, 1998 and the period April 30, 1998 (Date of Incorporation) to December 31, 1999
                              (Stated in US Dollars)
                               --------------------


                                            April 30, 1998     April 30, 1998
                                              (Date of            (Date of
                                          Incorporation) to   Incorporation) to
                              December 31   December 31,        December 31,
                                 1999            1998               1999
                                 ----            ----               ----

Expenses
   Accounting and legal        $   17,014    $       850       $    17,864
   Filing fees                        471           -                  471
   Interest and bank charges          282           -                  282
   Office expense                   7,757           -                7,757
   Transfer agent fees              1,043           -                1,043
   Travel costs                     1,559           -                1,559
                                ---------     ----------        ----------
Net loss for the period
 before other items                28,126            850            28,976
Other Items
   Equity share of loss of
    Qiblah Technologies  Limited    3,952           -                3,952
Excess value of common shares
  issued over net  assets acquired
  on investment in Qiblah
  Technologies Limited              1,048           -                1,048
                                ---------     ----------        ----------
Net loss for the period            33,126            850            33,976

Deficit, beginning of period          850           -                 -

Deficit, end of period         $   33,976    $       850        $    33,976
                                ---------     ----------        ----------

Loss per share                 $     -       $      -
                                =========     ==========

Weighted average number of
  shares outstanding            7,695,013           -
                                =========     ==========

                               SEE ACCOMPANYING NOTES

                            DIRECTION TECHNOLOGIES INC.
                           (A Development Stage Company)
                             STATEMENTS OF CASH FLOWS
                      for the year ended December 31, 1999,
  for the period April 30, 1998 (Date of Incorporation) to December 31, 1998 and the period April 30, 1998 (Date of Incorporation) to December 31, 1999
                               (Stated in US Dollars)
                                --------------------



                                            April 30, 1998     April 30, 1998
                                              (Date of            (Date of
                                          Incorporation) to   Incorporation) to
                              December 31   December 31,        December 31,
                                 1999            1998               1999
                                 ----            ----               ----

Cash Flows from Operating
 Activities
   Net loss for the period     $ ( 33,126)   $      (850)       $  (33,976)
   Add: items not affecting
    cash
   Equity share of loss
    of Qiblah Technologies
     Limited                        3,952           -                3,952
   Excess value of common
     shares issued over net
     assets acquired on
     investment in Qiblah
     Technologies Limited           1,048           -                1,048
                                ---------     ----------        ----------
                                 ( 28,126)          (850)          (28,976)
   Changes in non-cash
      working capital balances
      related to operations:
   Prepaid expenses                   650           (650)             -
   Accounts payable                56,990          1,500            58,490
                                ---------     ----------        ----------
                                   29,514           -               29,514
                                ---------     ----------        ----------

Investing Activity
   Acquisition of license fees    (50,000)          -              (50,000)
                                ---------     ----------        ----------

Financing Activity
   Proceeds from issuance
     of common shares              20,500           -               20,500
                                ---------     ----------        ----------

Net increase in cash during
  the period                           14           -                   14

Cash, beginning of the period        -              -                 -
                                ---------     ----------        ----------

Cash, end of the period        $       14    $      -          $        14
                                =========     ==========        ==========

Non-cash Transactions - Note 9

                               SEE ACCOMPANYING NOTES

                              DIRECTION TECHNOLOGIES INC.
                             (A Development Stage Company)
                         STATEMENT OF STOCKHOLDERS' DEFICIENCY
   for the period April 30, 1998 (Date of Incorporation) to December 31, 1999
                                 (Stated in US Dollars)
                                  --------------------


                                                       Deficit
                                                     Accumulated
                                       Additional     During the
                      Common Shares     Paid-in       Development
                      #      Par Value  Capital          Stage            Total
                      ------ ---------  -------          -----            -----

Net loss for the
  period                -      $   -     $    -         $   (850)     $   (850)
                    ---------   -------   ---------      --------      --------
Balance, as at
 December 31, 1998      -          -          -             (850)         (850)
   For cash:
Capital stock
  issued pursuant
  to an offering
  memorandum
     - at $0.001    5,000,000     5,000        -             -           5,000
Capital stock
  issued pursuant
  to an offering
  memorandum
     - at $0.50        31,000        31      15,469          -          15,500
For acquisition
  of Qiblah
  Technologies
  Limited           5,000,000      5,000       -             -           5,000
Net loss for
  the year               -          -          -         ( 33,126)     ( 33,126)
                   ----------   -------   ---------      --------       --------
Balance, as at
 December 31,
 1999              10,031,000  $  10,031 $   15,469     $( 33,976)    $ ( 8,476)
                   ----------   -------   ---------      --------       --------


                               SEE ACCOMPANYING NOTES

                             Direction Technologies Inc.
                            (A Development Stage Company)
                          Notes to the Financial Statements
                        for the year ended December 31, 1999
       and April 30, 1998 (Date of Incorporation) to December 31, 1998
                            (Stated in US Dollars)
                             --------------------


Note 1  Nature and Continuance of Operations
        ------------------------------------

The company currently is in the business of developing the Qiblah Locator direction finding technology. In addition, the company has a license for the exclusive rights to manufacture and market a proprietary electric vehicle technology on a world-wide basis.

These financial statements have been prepared on a going concern basis. As at December 31, 1999, the company has a working capital deficiency of $58,476 and has accumulated losses of $33,976 since incorporation. Its ability to continue as a going concern is dependent upon the ability of the company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

The company was incorporated in Nevada on April 30, 1998 as Fuji International, Inc. and on December 28, 1998 the company changed its name to Direction Technologies Inc.

Note 2  Summary of Significant Accounting Policies
        ------------------------------------------

The financial statements of the company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results may differ from these estimates.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

   Development Stage Company
   -------------------------
The company is a development stage company as defined in Statement of Financial Accounting Standards No. 7. The company is devoting substantially all of its present efforts to the business of developing the Qiblah Locator direction finding technology and manufacturing and marketing a proprietary electric vehicle technology. All losses accumulated since inception have been considered as part of the company's development stage activities.

   Income Taxes
   ------------
The company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards, No. 109 "Accounting for Income Taxes".

                             Direction Technologies Inc.
                            (A Development Stage Company)
                          Notes to the Financial Statements
                        for the year ended December 31, 1999
       and April 30, 1998 (Date of Incorporation) to December 31, 1998
                            (Stated in US Dollars)
                             --------------------


Note 2  Summary of Significant Accounting Policies - (cont'd)
        ------------------------------------------

Investment in Qiblah Technologies Limited
-----------------------------------------
The company uses the equity method of accounting for its investment in Qiblah Technologies Limited ("Technologies"). Under this method the company records its investment at cost and adjusts the carrying value to include the company's pro-rata share of earnings or losses of Technologies.

Loss Per Share
--------------
Loss per share has been calculated based upon the weighted average number of shares outstanding during the period.

Fair Value of Financial Instruments
-----------------------------------
The carrying value of cash and accounts payable approximates fair value because of the short term maturity of those instruments.

Note 3  License fees
        ------------

On January 9, 1999, the company entered into a license agreement with E.T.C. Industries Ltd., a company with a common director, whereby the company shall have the exclusive rights to manufacture and market a proprietary electric vehicle technology. To secure this license the company is required to:

a)   Pay $50,000 to the licensor;

b) Pay a royalty of 2% of the gross sales price on each unit sold to the licensor; and

c) Use its best efforts in the development and production of a multi-passenger, short-haul, commercial vehicle suitable for hotel, resort and high traffic local markets.

The initial term of this agreement is for five years from the date of approval by the regulatory authorities and is renewable for another five years unless the company does not achieve annual sales of US$1,345,200 within the initial term.

Note 4  Investment in Qiblah Technologies Limited
        -----------------------------------------

On January 12, 1999, the company entered into a purchase agreement to acquire certain of the assets of Qiblah International Industries Ltd. ("Qiblah"). Qiblah is controlled by a significant shareholder and director of the company and is a British Columbia corporation which is engaged in the research, development, manufacturing and marketing of the Qiblah Locator, a proprietary direction finding technology (the "Technology"). The company issued 5,000,000 common shares valued at $5,000 to acquire the Technology.

                             Direction Technologies Inc.
                            (A Development Stage Company)
                          Notes to the Financial Statements
                        for the year ended December 31, 1999
       and April 30, 1998 (Date of Incorporation) to December 31, 1998
                            (Stated in US Dollars)
                             --------------------


Note 5   Share Capital
      --------------

                                                  Additional
    Issued and fully paid                          Paid-in
    common shares:             #      Par Value     Capital         Total
                            ------    ---------     -------         -----
   Balance,
   December 31, 1998            -     $     -     $     -         $     -
   Issued for cash:
   - Pursuant to an
     offering memorandum
     at - $0.001           5,000,000       5,000        -              5,000
   - Pursuant to an
     offering  memorandum
     at - $0.5                31,000          31      15,469          15,500
   For acquisition of
    Qiblah Technologies
    Limited                5,000,000       5,000        -              5,000
                           ---------   ---------   ---------       ---------
   Balance,
   December 31, 1999      10,031,000  $   10,031  $   15,469      $   25,500
                          ==========   =========   =========       =========

Note 6  Related Party Transactions - Notes 3 and 4
        --------------------------

Accounts payable at December 31, 1999 includes $50,000 (1998: $Nil) owing to E.T.C. Industries Ltd., a company with a common dirtector.

Note 7  Deferred Tax Assets
        -------------------

The Financial Accounting Standards Board issued Statement Number 109 in Accounting for Income Taxes ("FAS 109") which is effective for fiscal years beginning after December 15, 1992. FAS 109 requires the use of the asset and liability method of accounting of income taxes. Under the assets and liability method of FAS 109, deferred tax assts and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Page 4
                             Direction Technologies Inc.
                            (A Development Stage Company)
                          Notes to the Financial Statements
                        for the year ended December 31, 1999
       and April 30, 1998 (Date of Incorporation) to December 31, 1998
                            (Stated in US Dollars)
                             --------------------


Note 7  Deferred Tax Assets - (cont'd)
        -------------------

The following table summarizes the significant components of the company's deferred tax assets:

                                                                     Total
                                                                     -----
Deferred Tax Assets
   Non-capital loss carryforwards                                   $ 33,976
                                                                     =======
Gross deferred tax assets                                           $ 16,988
Valuation allowance for deferred tax assets                         ( 16,988)
                                                                     -------
                                                                    $   -
                                                                     =======

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards which is likely to be realized from future operations. The company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 8  Income Taxes
        ------------

No provision for income taxes has been provided in these financial statements due to the net loss. At December 31, 1999, the company has net operating loss carryforwards, which expire commencing in 2018 totalling $33,976, the tax benefit of which has not been recorded in the financial statements.

Note 9  Non-cash Transactions
        ---------------------

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows. During the year ended December 31, 1999, the company issued 5,000,000 shares valued at $5,000 to acquire its investment in Qiblah Technologies Limited.

                             Direction Technologies Inc.
                            (A Development Stage Company)
                          Notes to the Financial Statements
                        for the year ended December 31, 1999
       and April 30, 1998 (Date of Incorporation) to December 31, 1998
                            (Stated in US Dollars)
                             --------------------


Note 10 New Accounting Standards
        ------------------------

In December 1997, the Accounting Standard Board Issued statement 3465, "Income Taxes", which establishes standards for the recognition, measurement, presentation and disclosure of income and refundable taxes. This statement is effective for fiscal years beginning on or after January 1, 2000. Adopting this standard will not have a material impact on the company's financial position, results of operations or cash flows.

In April 1998, the Accounting Standards Executive committee issued SOP 98-5, "Reporting on the cost of start-up activities". This statement is effective for fiscal years beginning after December 15, 1998. Adopting this standard does not have a material impact on the company's financial position, results of operations or cash flows.

In June 1998, the Financial Accounting Standards board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which standardized the accounting for derivative instruments. SFAS is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Adopting this standard will not have a significant impact on the company's financial positions, results of operations or cash flows.

Note 11 Uncertainty Due to the Year 2000 Issue
        --------------------------------------

The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using the year 2000 date is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the company, including those related to customers, suppliers or other third parties, have been fully resolved.

EXHIBIT 99.2

FIVE YEAR HISTORICAL EXCHANGE RATES: U.S. DOLLAR TO RAND


Conversion Table: U.S. Dollar to South African Rand (Interbank Rate)

          December 31, 1995:     3.6445
          December 31, 1996:     4.6780
          December 31, 1997:     4.8645
          December 31, 1998:     5.8625
          December 31, 1999:     6.1540
          March 26, 2000:        6.4810