Form 10QSB
period 2000-03-31
DIRECTION TECHNOLOGIES INC
filed 2000-05-12
CIK 1076886

1



                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                      Form 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2000
--------------------------------------------------------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                      to

Commission File No. 0-30118

DIRECTION TECHNOLOGIES, INC
--------------------------------------------------------------------------------
(Name of Small Business Issuer in its Charter)

               NEVADA                                         88-0413417
      -----------------------------                  --------------------------
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

               March 31, 2000:  Common Stock - 10,031,000

                 DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this report.

Transitional Small Business Issuer Format    Yes      No   X
                                                -----    -----

                         DIRECTION TECHNOLOGIES, INC.
                              TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION                                             PAGE

Item 1.  Financial Statements:
Balance Sheets as of March 31, 2000 and
December 31, 1999                                                             5

Statements of Operations for the three months ended
March 31, 2000 and March 31, 1999 and from Inception through
March 31, 2000                                                                6

Statements of Cash Flow for the three months ended
March 31, 2000 and March 31, 1999 and from Inception through
March 31, 2000                                                                7

Notes to Financial Statements for the three months ended
March 31, 2000 and March 31, 1999 and from Inception through
March 31, 2000                                                                9

Item 2.  Management's Plan of Operations                                      10

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings                                                    10

Item 2.  Changes in Securities                                                10

Item 3.   Defaults upon Senior Securities                                     10

Item 4.   Submission of Matters to a Vote of Securities Holders               10

Item 5.   Other Information                                                   10

Item 6.   Exhibits and Reports on Form 8 - K                                  10

Signatures                                                                    11

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, these Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Financial Statements of the Company for the year ended December 31, 1999 previously filed with the Securities and Exchange Commission.

                         DIRECTION TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEETS

                    March 31, 2000 and December 31, 1999

                                     ASSETS

CURRENT ASSETS                                MARCH 31, 2000       DEC 31, 1999

     CASH                                     $        479         $        14
     PREPAID EXPENSES                                  --                  --
                                               -----------          ----------

     TOTAL CURRENT ASSETS                     $        479         $        14

LICENSE FEES                                  $     50,000         $    50,000
INVESTMENT IN QIBLAH TECHNOLOGIES LTD.                 --                  --
                                               -----------          ----------

     TOTAL ASSETS                             $     50,479         $    50,014
                                               -----------          ----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     ACCOUNTS PAYABLE                         $     51,579         $    53,605
     LOANS PAYABLE                                   9,209               4,885
                                               -----------          ----------
     TOTAL CURRENT LIABILITIES                $     60,788         $    58,490
                                               -----------          ----------

NOTES PAYABLE                                          -                   -
                                               -----------          ----------

     TOTAL LIABILITIES                        $     60,788         $    58,490
                                               -----------          ----------

STOCKHOLDERS' EQUITY (DEFICIENCY)

SHARE CAPITAL - NOTE 2

AUTHORIZED:
    50,000,000 common shares,
      $0.001 par value
    10,000,000 preferred shares,
      $0.001 par value

    ISSUED:
       10,031,000 common shares               $     10,031         $    10,031

     CONTRIBUTED SURPLUS                            15,469              15,469

     DEFICIT ACCUMULATED DURING THE
       DEVELOPMENT STAGE                      $    (35,809)        $   (33,976)
                                               -----------          ----------

     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)          (10,309)             (8,476)
                                               -----------          ----------

     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                 $     50,479         $    50,014
                                               -----------          ----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                         DIRECTION TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS

FOR THE THREE MONTHS PERIODS ENDED MARCH 31, 2000 AND MARCH 31, 1999 AND FOR THE PERIOD APRIL 30, 1998 (INCEPTION) THROUGH MARCH 31, 2000

                                   UNAUDITED
                                                                 APRIL 30, 1998
                          THREE MONTHS          THREE MONTHS     (DATE OF
                          ENDED MAR 31          ENDED MAR 31     INCEPTION TO
                          2000                  1999             MARCH 31, 2000)

SALES                             -                    -                  -
COST OF SALES                     -                    -                  -
                          ------------          ------------       ------------
GROSS PROFIT                      -                    -                  -

OPERATING EXPENSES        $      1,833         $     16,422       $     30,809
RESEARCH & DEV                    -                    -                  -
                          ------------          ------------       ------------

LOSS BEFOREOTHER ITEMS    $     (1,833)        $    (16,422)      $    (30,809)

  OTHER ITEMS

  EXCESS VALUE OF SHARES
  ISSUED ON INVESTMENT            -                  (2,500)            (1,048)

  SHARE OF LOSS OF
  QIBLAH TECH. LTD                -                    (728)            (3,952)
                          ------------          ------------       ------------

NET (LOSS)                $     (1,833)        $    (19,650)      $    (35,809)
                          ------------          ------------       ------------

  BASIC AND DILUTED
  LOSS PER SHARE          $      (0.00)        $      (0.00)      $      (0.00)


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                         DIRECTION TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS PERIODS ENDED MARCH 31, 2000 AND MARCH 31, 1999 AND FOR THE
              PERIOD APRIL 30, 1998 (INCEPTION) THROUGH MARCH 31, 2000

                                   UNAUDITED
                                                                 APRIL 30, 1998
                          THREE MONTHS          THREE MONTHS     (DATE OF
                          ENDED MAR 31          ENDED MAR 31     INCEPTION TO
                          2000                  1999             MARCH 31, 2000)

CASH FLOWS FROM
 OPERATING ACTIVITIES

NET (LOSS)                $     (1,833)        $    (19,650)      $    (35,809)
  ADD:  ITEMS NOT
  AFFECTING CASH

  SHARE OF QIBLAH
  TECH LTD LOSS           $       -                     728              3,952

  EXCESS VALUE OF
  SHARES ISSUED ON
  INVESTMENT              $       -                   2,500              1,048
                          ------------          ------------       ------------
                          $     (1,833)        $    (16,422)      $    (30,809)

CHANGES IN NON-CASH ITEMS
  PREPAID EXPENSES                -                     650               -
  ACCOUNTS PAYABLE              (2,026)              48,500             51,579
  LOANS PAYABLE                  4,324                 -                 9,209
                          ------------          ------------       ------------

NET CASH (USED) BY
OPERATING ACTIVITIES      $        465         $     (32,728)     $     29,979
                          ------------          ------------       ------------

CASH FLOW FROM
 INVESTING ACTIVITIES

ACQUISITION OF
LICENSE FEES              $       -            $     (50,000)     $    (50,000)

INVESTMENT IN
QIBLAH TECH LTD                   -                     -                 -
                          ------------          ------------       ------------

NET CASH (USED) BY
INVESTMENT ACTIVITIES     $       -            $     (50,000)     $    (50,000)
                          ------------          ------------       ------------

CASH FLOWS FROM
 FINANCING ACTIVITIES

PROCEEDS FROM
ISSUANCE OF
COMMON SHARES             $        -           $      20,500      $     20,500
                          ------------          ------------       ------------

NET CASH PROVIDED BY
FINANCING ACTIVITIES      $        -           $      20,500      $     20,500
                          ------------          ------------       ------------


NET INCREASE (DECREASE)
IN CASH DURING THE PERIOD $        465         $       3,228      $        479

CASH AT BEGINNING
OF PERIOD                           14                  -                 -
                          ------------          ------------       ------------

CASH AT END
OF PERIOD                 $        479         $       3,228      $        479
                          ------------          ------------       ------------



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                           DIRECTION TECHNOLOGIES, INC
                                 (the "Company")

NOTES TO THE FINANCIAL STATEMENTS FOR THE THREE MONTHS PERIODS ENDED MARCH 31, 2000 AND MARCH 31, 1999 AND FOR THE PERIOD APRIL 30, 1998 (INCEPTION) THROUGH MARCH 31, 2000.

1.  BASIS OF PRESENTATION

In the opinion of management, the unaudited financial statements reflect all normally recurring adjustments necessary to fairly present the Company's financial position and results of operations for the periods indicated. The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's 10-KSB for the period ended December 31, 1999, which has been filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the Company's annual financial statements have been omitted from the quarterly financial statements based upon Securities and Exchange Commissions rules and regulations. Net loss per share has been calculated based upon the weighted average number of common and common equivalent shares outstanding, unless antidilutive, during the period.

2.  FINANCING

                                          Common                 Additional
                                          Shares                  Paid-in
                                            #       Par Value     Capital
                                          -------   ---------     -------
Balance, December 31, 1999                   -      $    -        $    -
Issuance of shares:
   - pursuant to offering
       memorandum for cash
        - at $0.50 per share               31,000           31       15,469
        - at $0.001 per share           5,000,000        5,000         -
   - pursuant to acquisition
       of Qiblah Technologies
       Limited                          5,000,000        5,000         -
                                       ----------     --------     --------
Balance, March 31, 2000                10,031,000    $  10,031    $  15,469
                                       ==========     ========     ========


The capital raised was used to fund operations. The Company anticipates needing additional capital to fund operations during the upcoming year. The Company intends to raise capital through a combination of the private placement of its securities, establishing operating lines of credit, and through the sale of product.

3.  RELATED PARTY TRANSACTIONS

On January 12, 1999, the company acquired the shares of Qiblah International Industries Ltd. (Qiblah"). Qiblah was a private company controlled by a significant shareholder of the Company. On January 19, 1999, two directors of Qiblah became directors of the Company. Accounts payable at March 31, 2000 includes $50,000 (1999: $50,000) owing to E.T.C. Industries Ltd., a company with a common director. Loans payable at March 31, 2000 includes $4,324 (1999: $Nil) owing to directors of the Company.

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

PRINCIPAL PRODUCT.

One of the specific reasons the Company was founded is for the purpose of entering into a world-wide license agreement with E.T.C. Industries Ltd. of Vancouver, British Columbia, Canada to license certain technology, and obtain advice in facilitating the production of electric vehicles using certain technology developed by the licensor.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

          None;

Item 2.   Changes in Securities and Use of Proceeds.

          During the first quarter of 2000, the Company did not issue any securities.

Item 3.   Defaults Upon Senior Securities.

          None;

Item 4.   Submission of Matters to a Vote of Security Holders.

          None;

Item 5.   Other Information.

          On March 3, 2000 the Company was cleared by the NASD for trading on the OTC Bulletin Board. The symbol is DRCG.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits

               None

          (b)  Reports on Form 8-K.

               None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               DIRECTION TECHNOLOGIES, INC

Date:    5/09/00                               By: /s/ Rolf Papsdorf
                                               President and Director


Date:    5/09/00                               By: /s/ Dieter Schindelhauer
                                               Secretary/Treasurer and Director