Form 10QSB
period 2000-06-30
DIRECTION TECHNOLOGIES INC
filed 2000-08-17
CIK 1076886

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                    Form 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarter ended June 30, 2000
--------------------------------------------------------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                 to

Commission File No. 0-30118

DIRECTION TECHNOLOGIES, INC
--------------------------------------------------------------------------------
(Name of Small Business Issuer in its Charter)

          NEVADA                                     88-0413417
          ---------------                            --------------------
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

                   June 30, 2000:  Common Stock - 10,231,000

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

PART I.     FINANCIAL INFORMATION                                        PAGE

Item 1.  Financial Statements:

Balance Sheets as of June 30, 2000 and
December 31, 1999                                                           5

Statements of Operations for the three months ended
June 30, 2000 and June 30, 1999 and the six months ended
June 30, 2000 and June 30, 1999 and from Inception through
June 30, 2000                                                               6


Statements of Cash Flow for the three months ended
June 30, 2000 and June 30, 1999 and the six months ended
June 30, 2000 and June 30, 1999 and from Inception through
June 30, 2000                                                               7


Notes to Financial Statements for the three months ended
June 30, 2000 and June 30, 1999 and the six months ended
June 30, 2000 and June 30, 1999 and from Inception through
June 30, 2000                                                               9

Item 2.  Management's Plan of Operations                                   10

PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings                                                 11

Item 2.  Changes in Securities                                             11

Item 3.  Defaults upon Senior Securities                                   11

Item 4.  Submission of Matters to a Vote of Securities Holders             11

Item 5.  Other Information                                                 11

Item 6.  Exhibits and Reports on Form 8 - K                                11

Signatures                                                                 11

Exhibit 27. Financial Data Schedule                                        12

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

                               DIRECTION TECHNOLOGIES, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                                       BALANCE SHEETS
                            June 30, 2000 and December 31, 1999
                                   (Stated in US Dollars)
                                          Unaudited
                                          ---------

                                           ASSETS
                                           ------
                                                    June 30,2000     Dec 31,1999
                                                    ------------     -----------
Current
     Cash                                           $     2,620      $       14
     Prepaid Expenses                                    56,000             -
     Inventory                                           14,463             -
                                                    -----------       ----------
                                                         73,083              14
License Fees                                             50,000          50,000

                                                    -----------       ----------
        Total Assets                                $   123,083      $   50,014
                                                    -----------       ----------

                                         LIABILITIES
                                         -----------
Current
     Accounts Payable                               $    68,730      $   53,605
     Loans Payable                                       12,385           4,885
                                                    -----------       ----------
        Total Current Liabilities                        81,115          58,490
                                                    -----------       ----------

        Total Liabilities                                81,115          58,490
                                                    -----------       ----------

                              STOCKHOLDERS' EQUITY (DEFICIENCY)
                              ---------------------------------

Share Capital

Authorized:
     50,000,000 common shares, $0.001 par value
     10,000,000 preferred shares, $0.001 par value

Issued:
      10,231,000 common shares                          125,500          25,500

Deficit Accumulated During The Development Stage        (83,532)        (33,976)
                                                    -----------       ----------
                                                         41,968          (8,476)
                                                    -----------       ----------
                                                    $   123,083      $   50,014
                                                    -----------       ----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                               DIRECTION TECHNOLOGIES, INC.

                              (A DEVELOPMENT STAGE COMPANY)
                               STATEMENT OF LOSS AND DEFICIT

  FOR THE THREE MONTHS AND SIX MONTHS PERIODS ENDED JUNE 30, 2000 AND JUNE 30,
    1999 AND FOR THE PERIOD APRIL 30, 1998 (INCEPTION) THROUGH JUNE 30, 2000.
                                   (Stated in US Dollars)
                                          Unaudited
                                          ---------

                    Three Months           Three Months           Six Months             Six Months           April 30, 1999
                   Ended June 30,         Ended June 30,         Ended June 30,         Ended June 30,           (Date of
                       2000                   1999                   2000                  1999                Inception) to
                                                                                                               June 30, 2000
                   --------------         --------------         --------------         --------------        --------------
Sales              $       -              $       -              $       -              $       -             $       -
Gross Profit               -                      -                      -                      -                     -
Operating Expense        47,723                 11,653                 49,556                 28,075                78,532
                    -----------            -----------            -----------            -----------           -----------

Other Items
 Excess Value of
  Shares Issued
  On Investment            -                      -                      -                    (2,500)               (1,048)

Share of Loss of
Qiblah Tech. Ltd.          -                      -                      -                      (728)               (3,952
                    -----------            -----------            -----------            -----------           -----------

Net Loss for
  the Period            (47,723)               (11,653)               (49,556)               (31,303)             (83,532)

Deficit Beginning
  of Period             (35,809)               (20,500)               (33,976)                  (850)                -
                    -----------            -----------            -----------            -----------           -----------


Deficit End of
  Period           $    (83,532)          $    (32,153)          $    (83,532)          $    (32,153)         $    (83,532)
                    ===========            ===========            ===========            ===========           ===========

Loss Per Share     $      (0.00)          $      (0.00)          $      (0.00)          $      (0.00)         $      (0.00)





THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                               DIRECTION TECHNOLOGIES, INC.

                              (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENTS OF CASH FLOWS

   FOR THE THREE MONTHS AND SIX MONTHS PERIODS ENDED JUNE 30, 2000 AND JUNE 30,
     1999 AND FOR THE PERIOD APRIL 30, 1998 (INCEPTION) THROUGH JUNE 30, 2000.
                                  (Stated in US Dollars)
                                         Unaudited
                                         ---------

                    Three Months           Three Months           Six Months             Six Months           April 30, 1999
                   Ended June 30,         Ended June 30,         Ended June 30,         Ended June 30,           (Date of
                       2000                   1999                   2000                  1999                Inception) to
                                                                                                               June 30, 2000
                   --------------         --------------         --------------         --------------        --------------
CASH FLOWS
FROM OPERATING
ACTIVITIES

Net (Loss)         $    (47,723)          $    (11,553)          $    (49,556)          $    (28,803)         $    (83,532)
Add:  Items Not
  Affecting Cash
  Share Of Qiblah
  Tech Ltd. Loss           -                      -                      -                       728                 3,952
Excess Value Of
   Shares
  Issued On Investment     -                      -                      -                      -                    1,048
                    -----------            -----------            -----------            -----------           -----------
                        (47,723)               (11,653)               (49,556)               (28,075)              (78,532)
                    -----------            -----------            -----------            -----------           -----------
Changes In Non-
Cash
Working Capital
Items

  Prepaid Expenses      (56,000)                  -                   (56,000)                   650               (56,000)
  Accounts Payable       17,151                  9,361                 15,125                 57,861                68,730
  Loans Payable           3,176                   -                     7,500                   -                   12,385
  Inventory             (14,463)                  -                   (14,463)                  -                  (14,463)
                    -----------            -----------            -----------            -----------           -----------

Net Cash
(Used) From
Operating
Activities              (97,859)                (2,292)               (97,394)                30,436               (67,880)
                    -----------            -----------            -----------            -----------           -----------

Cash Flow
Used For
Investing
Activities
  Acquisition Of
  License Fees             -                      -                      -                   (50,000)              (50,000)
                    -----------            -----------            -----------            -----------           -----------
Net Cash
Used For
Investment
Activities                 -                      -                      -                   (50,000)              (50,000)
                    -----------            -----------            -----------            -----------           -----------

                               DIRECTION TECHNOLOGIES, INC.

                              (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENTS OF CASH FLOWS

   FOR THE THREE MONTHS AND SIX MONTHS PERIODS ENDED JUNE 30, 2000 AND JUNE 30,
     1999 AND FOR THE PERIOD APRIL 30, 1998 (INCEPTION) THROUGH JUNE 30, 2000.
                                  (Stated in US Dollars)
                                         Unaudited
                                         ---------

                    Three Months           Three Months           Six Months             Six Months           April 30, 1999
                   Ended June 30,         Ended June 30,         Ended June 30,         Ended June 30,           (Date of
                       2000                   1999                   2000                  1999                Inception) to
                                                                                                               June 30, 2000
                   --------------         --------------         --------------         --------------        --------------
CASH FLOWS
Financing
Activities

Proceeds From
Issuance

Of Common Shares        100,000                   -                   100,000                 20,500               120,500
                    -----------            -----------            -----------            -----------           -----------

Net Cash
Provided By
Financing
Activities              100,000                   -                   100,000                 20,500               120,500
                    -----------            -----------            -----------            -----------           -----------

Net Increase
(Decrease)
In Cash                   2,141                 (2,292)                 2,606                    936                 2,620
Cash At
Beginning
Of Period                   479                  3,228                     14                   -                     -
                    -----------            -----------            -----------            -----------           -----------
Cash At End
Of Period           $     2,620            $       936            $     2,620            $       936           $     2,620
                    ===========            ===========            ===========            ===========           ===========





THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                               DIRECTION TECHNOLOGIES, INC.

                              (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF STOCKHOLDERS' EQUITY
         FOR THE PERIOD APRIL 30, 1998 (INCEPTION) THROUGH JUNE 30, 2000.
                                 (Stated in US Dollars)
                                         Unaudited
                                         ---------

                                                                                 Deficit
                                                                                 Accumulated
                                                                                 During the
                                                              Additional         Development
                             Common Shares     Par value      Paid-in Capital    Stage             Total

Net Loss for the Period            -           $        -     $        -         $    (850)        $    (850)
                             ----------        -------------  -------------      ---------         ---------

Balance, as at
December 31, 1998                  -                    -              -              (850)             (850)
For Cash:
Capital stock issued
pursuant to an offering
memorandum at $0.001          5,000,000                5,000           -              -                5,000
Capital Stock issued
Pursuant to an offering
Memorandum at $0.50              31,000                   31         15,469           -               15,500

For acquisition of Qiblah
Technologies Ltd.             5,000,000                5,000           -              -                5,000

Net Loss for the year              -                    -              -           (33,126)          (33,126)
                             ----------        -------------  -------------      ---------         ---------

Balance, as at
December 31, 1999            10,031,000               10,031         15,469        (33,976)           (8,476)
For Cash:
Capital stock subscribed
pursuant to a
subscription agreement
At $0.59                        200,000                  200         99,800           -              100,000

Net Loss for the period            -                    -              -           (49,556)          (49,556)
                             ----------        -------------  -------------      ---------         ---------

Balance as at June 30, 2000  10,231,000        $      10,231  $     115,269      $ (83,532)        $  41,968
                             ==========        =============  =============      =========         =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                               DIRECTION TECHNOLOGIES, INC.

                              (A DEVELOPMENT STAGE COMPANY)
                             NOTES TO THE FINANCIAL STATEMENTS
                                       JUNE 30, 2000.
                                  (Stated in US dollars)
                                  ----------------------
                                          Unaudited
                                          ---------


Note 1  Interim Reporting
        -----------------

        While the information presented in the accompanying interim six months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the company's December 31, 1999 annual financial statements.


Note 2  Common Stock
        ------------

        Commitment

        Share Purchase Warrants

        At June 30, 2000, 200,000 share purchase warrants are outstanding. Each warrant entitles the holder to purchase one additional share of the company at $0.50 per share until April 17,2001.

        Share Purchase Options

        At June 30, 2000, 1,300,000 share purchase options are outstanding. Each option entitles the holder to purchase one additional share of the company at $0.75 per share until April 17. 2010.

                           DIRECTION TECHNOLOGIES, INC
  NOTES TO THE FINANCIAL STATEMENTS FOR THE THREE MONTHS AND SIX MONTHS PERIODS
     ENDED JUNE 30, 2000 AND JUNE 30, 1999 AND FOR THE PERIOD APRIL 30, 1998
                        (INCEPTION) THROUGH JUNE 30, 2000.


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

2.  FINANCING

                                            Common                   Additional
                                            Shares                    Paid-in
                                              #         Par Value     Capital
                                            -------     ---------     -------
    Balance, December 31, 1999                  -       $       -     $     -
    Issuance of  shares:
        - pursuant to offering
          memorandum for cash
        - at $0.50 per share                  31,000            31        15,469
        - at $0.001 per share              5,000,000         5,000          -
        - pursuant to acquisition
          of Qiblah Technologies
          Limited                          5,000,000         5,000          -
        - pursuant to a Reg. S
          Investment for cash
        - At $0.50 per unit                  200,000           200        99,800
                                          ----------     ---------     ---------

        Balance, June 30, 2000            10,231,000    $   10,231    $  115,269
                                          ==========     =========     =========

The capital raised was used to fund operations. The Company anticipates needing additional capital to fund operations during the upcoming year. The Company intends to raise capital through a combination of the private placement of its securities, establishing operating lines of credit, and through the sale of product.

3.  RELATED PARTY TRANSACTIONS

    On January 12, 2000, the company acquired the shares of Qiblah International Industries Ltd. (Qiblah"). Qiblah was a private company controlled by a significant shareholder of the Company. On January 19, 2000, two directors of Qiblah became directors of the company. Accounts payable at June 30, 2000 includes $50,000 (1999: $50,000) owing to E.T.C. Industries Ltd., a company with a common director. Loans payable at June 30, 2000 includes $2,500 (1999: $Nil) owing to directors of the Company

4.  DESCRIPTION OF SECURITIES

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

    During the quarter the Company determined that it is to the advantage and in the best interest of the Company to grant Options to consultants, vendors, customers, and others to afford additional incentive to increase their efforts in providing significant services to the Company.

    The terms and conditions of the options granted were for the optionee to purchase a number of shares of the authorized $0.001 par value Common Stock of the Company, at the purchase price of $0.75 per share for a period of 5 years.

    The following options were granted:  Rolf Papsdorf           200,000
                                         Dieter Schindelhauer    200,000
                                         Ken Liebscher           200,000
                                         Dharcarium Ltda.        200,000
                                         Sundance Capital Group  200,000
                                         Bruce Haglund           200,000
                                         Maurice Jacquesson      100,000

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

During the quarter the Company has entered into negotiations to acquire two high tech security industry companies based in Colorado. The companies have combined gross revenues of $18,000,000. They are engaged in the hardware and software aspects of providing electronic security and fire protection systems to large public and industrial complexes worldwide. These acquisitions will add another dimension to Direction's growing family of proprietary electronic products and manufacturing facilities.

During the quarter the Company entered into an employment contract with Rolf Papsdorf to provide services as General Manager of the Company. The contract is for a period of one year and calls for compensation of $60,000 per year. The Company also entered into a consulting agreement with Sundance Capital Group to provide investment banking, international merchant banking, general business consulting, including strategic business planning services and acquisition analysis to the Company. The contract is for one year and the compensation is $60,000.

PRINCIPAL PRODUCT.

One of the specific reasons the Company was founded is for the purpose of entering into a world-wide license agreement with E.T.C. Industries Ltd. of Vancouver, British Columbia, Canada to license certain technology, and obtain advice in facilitating the production of electric vehicles using certain technology developed by the licensor.

The other specific reason for formation of the Company is to purchase certain assets of Qiblah International Industries Ltd. a British Columbia corporation, of Vancouver, British Columbia, Canada (a non-operational holding company). Qiblah International Industries Ltd. owns 50% of Qiblah Technologies Ltd. a duly registered non-reporting, non-listed South African public corporation.This firm has developed a state-of-the art electronic device called the Qiblah Locator, a battery-operated hand-held device that indicates the direction of the Muslim religious center Mecca from any location in the world. The Qiblah Locator is designed to be of assistance to the more than 1.5 billion adherents of the Muslim faith in the performance of their religious observations.

LIQUIDITY.

During the next 12 months, the Company will need significant working capital to fund its marketing efforts and to manufacture product. The Company intends to obtain working capital from the sale of product and through private investments
made by third parties.   During the quarter, the Company approved the issuance
and sale of 200,000 shares at a price of US $0.50 per share and the issuance and sale of 200,000 warrants at an exercise price of US $0.50 per share exercisable at any time until the expiration of the Warrants on April 17, 2001. This Agreement was executed by the parties in reliance upon the exemption from the registration requirements under the Securities Act of 1933, as amended ("1933 Act"), afforded by Regulation S ("Regulation S") as promulgated by the Securities and Exchange Commission ("SEC") under the Act.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None;

Item 2.   Changes in Securities and Use of Proceeds.

          During the second quarter of 2000, the Company issued 200,000 restricted shares of common stock to The Excalibur Group A.G. in reliance upon the exemption from the registration requirements under the Securities Act of 1933, as amended ("1933 Act"), afforded by Regulation S ("Regulation S") as promulgated by the Securities and Exchange Commission ("SEC") under the Act. The funds received are designated for working capital.

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

                                   DIRECTION TECHNOLOGIES, INC

Date:   8/11/00                    By: /s/ Rolf Papsdorf
                                   President and Director


Date:   8/11/00                    By: /s/ Dieter Schindelhauer
                                   Secretary/Treasurer and Director