Form 10QSB
period 2000-09-30
DIRECTION TECHNOLOGIES INC
filed 2000-11-15
CIK 1076886

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                 Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

          For the quarter ended September 30, 2000

--------------------------------------------------------------------------------
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

          For the transition period from          to

Commission File No. 0-30118

DIRECTION TECHNOLOGIES, INC
--------------------------------------------------------------------------------
(Name of Small Business Issuer in its Charter)

     NEVADA                                           88-0413417
-------------------------------                  -------------------------------
(State or Other Jurisdiction of                  (I.R.S. Employer I.D. No.)
incorporation or organization)

                              PMB 723, 250 "H" St.,
                              Blaine, WA 98230
                         -----------------------------
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

                September 30, 2000:  Common Stock - 10,233,000
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

PART I.     FINANCIAL INFORMATION                                           PAGE

Item 1.  Financial Statements:

Balance Sheets as of September 30, 2000 and
December 31, 1999                                                              5

Statements of Operations for the three months ended
September 30, 2000 and September 30, 1999 and the nine months ended
September 30, 2000 and September 30, 1999 and from Inception through
September 30, 2000                                                             6

Statements of Cash Flow for the three months ended
September 30, 2000 and September 30, 1999 and the nine months ended
September 30, 2000 and September 30, 1999 and from Inception through
September 30, 2000                                                             7


Notes to Financial Statements for the three months ended
September 30, 2000 and September 30, 1999 and the nine months ended
September 30, 2000 and September 30, 1999 and from Inception through
September 30, 2000                                                            11

Item 2.  Management's Plan of Operations                                      12

PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings                                                    13

Item 2.  Changes in Securities                                                13

Item 3.   Defaults upon Senior Securities                                     13

Item 4.   Submission of Matters to a Vote of Securities Holders               13

Item 5.   Other Information                                                   13

Item 6.   Exhibits and Reports on Form 8 - K                                  13

Signatures                                                                    13

Exhibit 27. Financial Data Schedule

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

                           DIRECTION TECHNOLOGIES INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                    September 30, 2000 and December 31, 1999
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------


                    ASSETS                        September 30,     December 31,
                    ------
                                                      2000              1999
                                                      ----              ----
Current
   Cash                                           $       310       $        14
   Prepaid expenses                                    31,000              -
   Inventory                                           24,463              -
   Loan receivable                                      5,000              -
                                                   ----------        ----------
                                                       60,773                14
License fees                                           75,225            50,000
                                                   ----------        ----------
                                                  $   135,998       $    50,014
                                                   ==========        ==========

LIABILITIES
Current
   Accounts payable                               $    84,228       $    53,605
   Loans payable                                        8,885             4,885
                                                   ----------        ----------
                                                       93,113            58,490
                                                   ----------        ----------

STOCKHOLDERS' EQUITY (DEFICIENCY)
Share capital
   Authorized:
     50,000,000 common shares, $0.001 par
      value
     10,000,000 preferred shares, $0.001
      par value
   Issued:
     10,320,000 common shares - Note 2                175,635            25,500

Deficit accumulated during the development
  stage                                              (132,740)          (33,976)
                                                   ----------        ----------
                                                       42,885            (8,476)
                                                   ----------        ----------
                                                  $   135,998       $    50,014
                                                   ==========        ==========

   The accompanying notes are an integral part of these financial statements

                           DIRECTION TECHNOLOGIES INC.
                          (A Development Stage Company)
                         STATEMENTS OF LOSS AND DEFICIT
     for the three and nine month periods ended September 30, 2000 and 1999 and for the period April 30, 1998 (Date of Inception) to September 30, 2000
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------

                                                                                                            April 30, 1998
                                       Three               Three              Nine            Nine             (Date of
                                    months ended        months ended       months ended     months ended     Inception) to
                                    September 30,       September 30,      September 30,    September 30,    September 30,
                                        2000                1999               2000             1999             2000
                                        ----                ----               ----             ----             ----
Operating expenses                  $     49,208        $      5,109      $     98,764      $     33,184     $    127,740
                                     -----------         -----------       -----------       -----------      -----------
Loss before other items                  (49,208)             (5,109)          (98,764)          (33,184)        (127,740)
Other items
  Excess value of shares
   issued on investment                     -                   -                 -               (2,500)          (1,048)
  Share of loss of Qiblah
   Tech. Ltd.                               -                   -                 -                 (728)          (3,952)
                                     -----------         -----------       -----------       -----------      -----------
Net loss for the period                  (49,208)             (5,109)          (98,764)          (36,412)        (132,740)

Deficit, beginning of period             (83,532)            (32,153)          (33,976)             (850)            -
                                     -----------         -----------       -----------       -----------      -----------
                                    $   (132,740)       $    (37,262)     $   (132,740)     $    (37,262)    $   (132,740)
                                     ===========         ===========       ===========       ===========      ===========

Loss per share                      $      (0.00)       $      (0.00)     $      (0.01)     $      (0.00)
                                     ===========         ===========       ===========       ===========

   The accompanying notes are an integral part of these financial statements

                           DIRECTION TECHNOLOGIES INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
     for the three and nine month periods ended September 30, 2000 and 1999 and for the period April 30, 1998 (Date of Inception) to September 30, 2000
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------

                                                                                                            April 30, 1998
                                       Three               Three              Nine            Nine             (Date of
                                    months ended        months ended       months ended     months ended     Inception) to
                                    September 30,       September 30,      September 30,    September 30,    September 30,
                                        2000                1999               2000             1999             2000
                                        ----                ----               ----             ----             ----
Cash Flows from Operating
  Activities
   Net (loss)                       $    (49,208)       $     (5,109)     $    (98,764)     $    (33,912)    $   (132,740)
   Add: items not affecting cash
   Share of Qiblah Tech. Ltd.
    (loss)                                  -                   -                 -                  728            3,952
   Excess value of shares
    issued on investment                    -                   -                 -                2,500            1,048
                                     -----------         -----------       -----------       -----------      -----------
                                         (49,208)             (5,109)          (98,764)          (30,684)        (127,740)
Change in non-cash items
   Prepaid expenses                       25,000                (500)          (31,000)              150          (31,000)
   Accounts payable                       15,498                 706            30,623            58,567           84,228
   Loans payable                          (3,500)              4,885             4,000             4,885            8,885
   Inventory                             (10,000)               -              (24,463)             -             (24,463)
   Loan receivable                        (5,000)               -               (5,000)             -              (5,000)
                                     -----------         -----------       -----------       -----------      -----------
Net cash (used by) from
  operating activities                   (27,210)                (18)         (124,604)           32,918          (95,090)
                                     -----------         -----------       -----------       -----------      -----------

   The accompanying notes are an integral part of these financial statements

                           DIRECTION TECHNOLOGIES INC.                 Continued
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
     for the three and nine month periods ended September 30, 2000 and 1999 and for the period April 30, 1998 (Date of Inception) to September 30, 2000
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------

                                                                                                            April 30, 1998
                                       Three               Three              Nine            Nine             (Date of
                                    months ended        months ended       months ended     months ended     Inception) to
                                    September 30,       September 30,      September 30,    September 30,    September 30,
                                        2000                1999               2000             1999             2000
                                        ----                ----               ----             ----             ----
Cash flow from investing
  activities
   Investment in Qiblah Tech Ltd.           -                   -                 -               (5,000)            -
   Acquisition of license fees           (18,600)               -              (18,600)          (50,000)         (68,600)
                                     -----------         -----------       -----------       -----------      -----------

Net cash (used) by investing
  activities                             (18,600)               -              (18,600)          (55,000)         (68,600)
                                     -----------         -----------       -----------       -----------      -----------

Cash flows from financing
  activities
   Proceeds from issuance of
     common shares                        43,500                -              143,500            23,000          164,000
                                     -----------         -----------       -----------       -----------      -----------

Net cash provided by
  financing activities                    43,500                -              143,500            23,000          164,000
                                     -----------         -----------       -----------       -----------      -----------

Net increase (decrease) in cash           (2,310)                (18)              296               918              310

Cash, beginning of period                  2,620                 936                14              -                -
                                     -----------         -----------       -----------       -----------      -----------

Cash, end of period                 $        310        $        918      $        310      $        918     $        310
                                     ===========         ===========       ===========       ===========      ===========

   The accompanying notes are an integral part of these financial statements

                            DIRECTION TECHNOLOGIES INC.
                          (A Development Stage Company)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
     for the period April 30, 1998 (Date of Inception) to September 30, 2000
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------

                                                                                            Deficit
                                                                                          Accumulated
                                                                          Additional       During the
                                    Common                                  Paid-in        Development
                                    Shares                 Par Value        Capital           Stage              Total
                                    ------                 ---------        -------           -----              -----
Net loss for the period                    -            $       -         $       -         $       (850)    $       (850)
                                     ----------          -----------       -----------       -----------      -----------
Balance, as at December
  31, 1998                                 -                    -                 -                 (850)            (850)
For cash:
Capital stock issued pursuant
  to an offering at - $0.001          5,000,000                5,000              -                 -               5,000
Capital stock issued pursuant
  to an offering memorandum at
  - $0.50                                31,000                   31            15,469              -              15,500
For acquisition of Qiblah
  Technologies Ltd.                   5,000,000                5,000              -                 -               5,000
Net loss for the year                      -                    -                 -              (33,126)         (33,126)
                                     ----------          -----------       -----------       -----------      -----------
Balance, as at December
  31, 1999                           10,031,000               10,031            15,469           (33,976)          (8,476)
For cash:
Capital stock subscribed
  pursuant to a subscription
  agreement at - $0.50                  200,000                  200            99,800              -             100,000
Pursuant to the exercise
  of warrants at - $0.50                 87,000                   87            43,413              -              43,500
Shares issued as partial
  payment of license fee
  at - $3.31                              2,000                    2             6,623              -               6,625
Net loss for the period                    -                    -                 -              (98,764)         (98,764)
                                     ----------          -----------       -----------       -----------      -----------

Balance, as at September
  30, 2000                           10,320,000         $     10,320      $    165,305      $   (132,740)    $     42,885
                                     ==========          ===========       ===========       ===========      ===========

   The accompanying notes are an integral part of these financial statements

                           DIRECTION TECHNOLOGIES INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2000
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------


Note 1  Interim Reporting
        -----------------

   While the information presented in the accompanying interim nine months financial statements is unaudited it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. All adjustments are of normal recurring nature. It is suggested that these financial statements be read in conjunction with the company's December 31, 1999 annual financial statements.

Note 2  Common Stock
        ------------

        Commitments

        Share Purchase Warrants

        At September 30, 2000, 113,000 share purchase warrants are outstanding. Each warrant entitles the holder to purchase one additional share of the company at $0.50 per share until April 17, 2001.

        Share Purchase Option

At September 30, 2000, 1,300,000 share purchase options are outstanding. Each option entitles the holder to purchase one additional share of the company at $0.75 per above until April 17, 2010.

                       DIRECTION TECHNOLOGIES, INC
NOTES TO THE FINANCIAL STATEMENTS FOR THE THREE MONTHS AND NINE MONTHS PERIODS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999 AND FOR THE PERIOD APRIL 30, 1998 (INCEPTION) THROUGH SEPTEMBER 30, 2000.


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

2. FINANCING

                                           Common                  Additional
                                           Shares                    Paid-in
                                             #          Par Value    Capital
                                           -------      ---------    -------
   Balance, December 31, 1999                   -      $     -      $    -
   Issuance of shares:
   - pursuant to offering memorandum
     for cash
   - at $0.50 per share                       31,000            31       15,469
   - at $0.001 per share                   5,000,000         5,000         -
   - pursuant to acquisition of Qiblah
     Technologies Limited                  5,000,000         5,000         -

   - pursuant to a Reg. S Investment
     for cash
              - At $0.50 per unit            200,000           200       99,800
   - pursuant to set up of company
     in UAE                                    2,000             2        6,623
              - At $3 5/16 per share
                                          ----------       -------   ----------
   Balance, September 30, 2000            10,233,000      $ 10,233  $   121,892
                                          ==========       =======   ==========

The capital raised was used to fund operations. The Company anticipates needing additional capital to fund operations during the upcoming year. The Company intends to raise capital through a combination of the private placement of its securities, establishing operating lines of credit, and through the sale of product.

3. RELATED PARTY TRANSACTIONS

   On January 12, 2000, the company acquired the shares of Qiblah International Industries Ltd. (Qiblah"). Qiblah was a private company controlled by a significant shareholder of the Company. On January 19, 2000, two directors of Qiblah became directors of the company. Accounts payable at September 30, 2000 includes $50,000 (1999: $50,000) owing to E.T.C. Industries Ltd., a company with a common director. Loans payable at September 30, 2000 includes $2,500 (1999: $Nil) owing to directors of the Company

4. DESCRIPTION OF SECURITIES

   The Company has two class of securities authorized; 50,000,000 shares of $0.001 par value common voting stock and 10,000,000 of $0.001 par value preferred shares. The holders of the Company's Common Stock are entitled to one vote per share on each matter submitted to a vote at a meeting of stockholders. The shares of Common Stock carry cumulative voting rights in the election of directors. There are no preferred shares issued. Stockholders of the Company have no pre-emptive rights to acquire additional shares of Common Stock or other securities. The Common Stock is not subject to redemption rights and carries no subscription or conversion rights. In the event of liquidation of the Company, the shares of Common Stock are entitled to share equally in corporate assets after satisfaction of all liabilities. All shares of the Common Stock now outstanding are fully paid and non-assessable. The Company has incentive options outstanding. The terms and conditions of the options granted were for the optionee to purchase a number of shares of the authorized $0.001 par value Common Stock of the Company, at the purchase price of $0.75 per share for a period of 5 years.

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

During the second quarter the Company entered into negotiations to acquire two high tech security industry companies based in Colorado. They are engaged in the hardware and software aspects of providing electronic security and fire protection systems to large public and industrial complexes worldwide. At September 30, 2000 financing had not been accomplished and the negotiations were extended to October 15, 2000.

During the quarter the Company entered into an agreement with Eurolink Emirites, a company representing the Royal Family of the United Arab Emirites, to form a marketing alliance in the UAE . A company designated as Qiblah Emirites will exclusively market, import and export the Qiblah Locator in the Mid-East.

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

LIQUIDITY.

During the next 12 months, the Company will need significant working capital to fund its marketing efforts and to manufacture product. The Company intends to obtain working capital from the sale of product and through private investments made by third parties. During the quarter, the Company approved the issuance of 2,000 shares at a price of US $3.3125 per share as part of the cost of establishing a marketing presence in Dubai UAE. This Agreement was executed by the parties in reliance upon the exemption from the registration requirements under the Securities Act of 1933, as amended ("1933 Act"), afforded by Regulation S ("Regulation S") as promulgated by the Securities and Exchange Commission ("SEC") under the Act.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

        None;

Item 2. Changes in Securities and Use of Proceeds.

        During the third quarter of 2000, the Company issued 2,000 restricted shares of common stock to Eurolink Emirites in reliance upon the exemption from the registration requirements under the Securities Act of 1933, as amended ("1933 Act"), afforded by Regulation S ("Regulation S") as promulgated by the Securities and Exchange Commission ("SEC") under the Act.

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

                                      DIRECTION TECHNOLOGIES, INC

Date:     11/06/00                    By: /s/ Rolf Papsdorf
                                                President and Director


Date:     11/06/00                    By: /s/ Dieter Schindelhauer
                                                Secretary/Treasurer and Director