Form 10-K
period 2000-12-31
DIRECTION TECHNOLOGIES INC
filed 2001-04-16
CIK 1076886

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                           1934 [NO FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

   Under Section 12(b) or (g) of the Securities and Exchange Act of 1934.

                        DIRECTION TECHNOLOGIES, INC.
                        ----------------------------
                (Name of Small Business Issuer in its charter)


        Nevada                                          88-0413417
--------------------------                    ------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

         250 H Street, Suite 723, Blaine, Washington           98230
         -------------------------------------------           -----
          (Address of principal executive offices)           (Zip Code)

          Issuer's telephone number: (604) 683-6648
                                     --------------

    Securities to be registered pursuant to Section 12(b) of the Act:

        Title of each class           Name of each exchange on which
        to be so registered           each class is to be registered

              None
----------------------------------    -------------------------------------

              None
----------------------------------    -------------------------------------


    Securities to be registered pursuant to Section 12(g) of the Act:

                              Common Stock
--------------------------------------------------------------------------------
                            (Title of Class)

                                  None
--------------------------------------------------------------------------------
                            (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [_]

Number of shares of Common Stock, $0.001 par value per share, of the registrant outstanding as of December 31, 2000: 10,322,000.

DOCUMENTS INCORPORATED BY REFERENCE
      A description of any "Documents Incorporated by Reference" is contained in
      Item 6 of this report.

Transitional Small Business Issuer Format   Yes      No  X
                                                ----    ----

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

The MI-6 model is based on a body configuration using twenty-two molded parts. The chassis meets auto industry standards and is built and assembled by Metalcraft Products of Detroit, Michigan to stated specifications. Its power is supplied by 18 lead-acid batteries capable of over 750 charge/discharge cycles according to manufacturers specifications. This 108 volt system, when run through a motor controller, powers an advanced 9-inch DC motor. The system can be recharged from an onboard battery charger that can be plugged into a household 110-volt source or a 220-volt system. The Company remains familiar with other battery options and will be able to move to a more exotic power source when reliability, improved output efficiency and recharge capabilities move beyond the experimental stage.

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

2.  Qiblah Locator.

The other specific reason for formation of the Company is to purchase certain assets of Qiblah International Industries Ltd. a British Columbia corporation, of Vancouver, British Columbia, Canada (a non-operational holding company) Qiblah International Industries Ltd. Owns 50% of Qiblah Technologies Ltd. a duly registered non-reporting, non-listed South African public corporationThe certain assets of Qiblah International Industries Ltd. purchased are as follows:

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

Muslim religious leaders have confirmed that the accuracy achieved by the current version of the Qiblah Locator provides a sufficiently fair representation of the direction of Mecca for users needing to face in that direction during prayer times. When compared to the devices of Casio and Lockheed Martin, the Qiblah Locator is, in the opinion of management, easier to use and, geographically speaking, more versatile. The Qiblah Locator can be used from anywhere on earth simply by touching a map with a stylus. The competing products require programming. If the user of a competing product is not in a major city for which settings are pre-programmed into the unit, he is required to provide information that may not be readily available to him, such as a location's latitude and longitude. A negative factor could be the higher price of the Company's locator, but this should be overcome by the locators accuracy and esthetic appeal.

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

Historical Costs (in U.S.  Dollars):
--------------------------------------------------------------------------------
Compass design to fit mould requirements                               $   9,500
--------------------------------------------------------------------------------
Electronic developments, program writing                                  42,000
--------------------------------------------------------------------------------
LCD Designs and prototypes                                                17,000
--------------------------------------------------------------------------------
Housing design for instrument and model                                   16,000
--------------------------------------------------------------------------------
Subsequent first trial moulds for injection                               23,000
--------------------------------------------------------------------------------
Changes and modifications to moulds                                        7,000
--------------------------------------------------------------------------------
Design and development of membrane switch                                  6,500
--------------------------------------------------------------------------------
Development of program to interact with time
of sunrise, worldwide in relation to our maps,
ongoing for upgraded Qiblah Locator                                       22,000
--------------------------------------------------------------------------------
(This program will be available in May 99 with
inclusion in new model by end of 99) Map
reproduction in required format, plotting and
digital printing design for printing machines
suitable to print on flexible material with high
resolution in 6 colors                                                     6,000
--------------------------------------------------------------------------------
Advertising material in various languages and
simple user manual                                                        18,000
--------------------------------------------------------------------------------
Patent costs, ongoing                                                     20,000
--------------------------------------------------------------------------------
Trips by the inventor to Germany, South Africa
and Canada during the development period
approximately 12 times                                                    80,000
--------------------------------------------------------------------------------
Approximate travel expenses to various suppliers,
worldwide in order to get best quality and prices,
ensuring to deal with reputable companies which
will be suppliers for many years                                          40,000
--------------------------------------------------------------------------------
Consult time for Rolf Papsdorf as per Evans & Evans Report               159,904
--------------------------------------------------------------------------------
Consult time for Dieter Schindelhauer as per Evans & Evans Report         15,780
--------------------------------------------------------------------------------
Evans & Evans Due Diligence Report                                        14,612
--------------------------------------------------------------------------------
TOTAL                                                                   $497,296
--------------------------------------------------------------------------------

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

The local Qiblah Locator is in the developmental stage. A main computer program with magneticv ariations has been developed. The transference to a micro-processor chip remains to be done. The need for this locator was determined during the Company's attendance at Muslim trade shows held in Nov/Dec 1997. The item was requested by potential distributors at the trade shows.
The Qiblah Locator will be marketed through distributors.  Direct sales by
management generally will not be undertaken.   All products will be sold
against a letter of credit or other acceptable guarantees. The distributor has to place a minimum order as agreed to from time to time; sales will not be made on consignment.

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

The Company at this stage has received requests for distributorships from three companies; one in Turkey -On-Ce Group of companies in Istanbul, which intends to place orders of 1000 pieces per month for the first year. This firm is, in turn, working out arrangements with Medineks Ltd. Istanbul, which wants 100,000 units. The second company is Makkah Al- Mukarrama in Mecca, Saudi-Arabia. This firm has ordered an initial 5,000 units, and have ten shop outlets inclusive of one in the Hilton Hotel in Mecca. The third company is Imes GMBH, in Munich-Germany; has 680 agents working across Germany and is a Turkish company operating also in Belgium and France, and is well connected to all the Muslim agencies in these countries. This last firm anticipates placing 50,000 units into the market on short notice. These companies will be required to supply a letter of credit against these purchases. In order for the Company and its suppliers to meet distributor demands, these necessary letters of credit for the required funding will have to be in place prior to firm order commitments.

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

ITEM 2.  PROPERTIES
-------------------

The only property owned by the Company is that acquired under the purchase agreement with Qiblah International Industries Ltd., as follows:

      (a) The exclusive rights to the use of all patents, patents pending under application No. 972622 registered in South Africa March 26, 1997, trademarks, copyrights, title, engineering designs, concepts, models, prototypes, parts, manufacturing machines and tools, trade secrets, know-how and show-how, and customer lists associated with the research, development, manufacturing, distributing and retailing business of the Qiblah finders products of the Vendor (subject to the worldwide manufacturing and certain marketing rights of Qiblah Technologies Ltd. as set out in an agreement dated October 30, 1997.
      (b) 10,000,000 common shares in Qiblah Technologies Ltd. a duly registered non-reporting, non-listed South African public corporation.
      (c) Tools, Dies and related manufacturing items for integrated L.C.D.'s display units.
      (d)  Injection molding tools.
      (e) 1 set technical drawings.
      (f) Inventory comprised of: 5,000 compasses; 4,000 L.C.D.'s; 1,000 programmed computer chips and 2,000 Casings

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

The Articles of Incorporation authorize the issuance of 50,000,000 shares of common stock, with a par value of $0.001. The holders of the Shares: (a) have equal ratable rights to dividends from funds legally available therefore, when, as, and if declared by the Board of Directors of the Company; (b) are entitled to share ratably in all of the assets of the Company available for distribution upon winding up of the affairs of the Company; (c) do not have preemptive subscription or conversion rights and there are no redemption or sinking fund applicable thereto; and (d) are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of shareholders. These securities do not have any of the following rights: (a) cumulative or special voting rights; (b) preemptive rights to purchase in new issues of Shares; (c) preference as to dividends or interest; (d) preference upon liquidation; or (e) any other special rights or preferences. In addition, the Shares are not convertible into any other security. There are no restrictions on dividends under any loan other financing arrangements or otherwise. See a copy of the Articles of Incorporation, and an amendment thereto, and Bylaws of the Company, attached as Exhibit 3.1, Exhibit 3.2, and Exhibit 3.3, respectively, to this Form 10-SB/A. As of the date of this Form 10-SB/A, the Company had 10,322,000 shares of common stock outstanding.

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

Share Purchase Warrants

At December 31, 2000, 113,000 share purchase warrants are outstanding. Each warrant entitles the holder to purchase one additional share of the company at $0.50 per share until April 17, 2001.

Share Purchase Option

At December 31, 2000, 1,300,000 share purchase options are outstanding. Each option entitles the holder to purchase one additional share of the company at $0.75 per above until April 17, 2010.

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

Possible Anti-Takeover Effects of Authorized but Unissued Stock.

The Company's authorized but unissued capital stock consists of 39,678,000 Shares of common stock and 10,000,000 shares of preferred stock. One effect of the existence of authorized but unissued capital stock may be to enable the Board of Directors to render more difficult or to discourage an attempt to obtain control of the Company by means of a merger, tender offer, proxy contest, or otherwise, and thereby to protect the continuity of the Company's management. If, in the due exercise of its fiduciary obligations, for example, the Board of Directors were to determine that a takeover proposal was not in the Company's best interests, such shares could be issued by the Board of Directors without stockholder approval in one or more private placements or other transactions that might prevent, or render more difficult or costly, completion of the takeover transaction by diluting the voting or other rights of the proposed acquiror or insurgent stockholder or stockholder group, by creating a substantial voting block in institutional or other hands that might undertake to support the position of the incumbent Board of Directors, by effecting an acquisition that might complicate or preclude the takeover, or otherwise.

Transfer Agent.

The Company has engaged the services of Pacific Stock Transfer Company, 3690 South Eastern, Suite 218, Las Vegas, Nevada 89109, to act as transfer agent and registrar.

ITEM 6.  Selected Financial Data

An audited Report and Financial Statement, as of December 31, 2000 (the end of the third fiscal year of the Company), is set forth in Exhibit 99.1 to this Form 10-K. A Financial Data Schedule on the Company is set forth in Exhibit 27 to this Form 10-K

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

2.  Qiblah Locator.

(a)  Short-Term Development Plan (ending December 31, 2001)

     Confirm a distribution network for the Qiblah Locator, with special emphasis on the Middle East and South Africa.

     Complete product enhancements such as the inclusion of a prayer time function (which activates signals for the five daily prayer times; when the user touches the map with the stylus, the Qiblah Locator will adjust for local sunrise and sunset times, adjust for the day of the month and calculate the five prayer periods for the particular position) and development of local versions of the Qiblah Locator for individual countries.
(b)  Medium-Term and Long-Term Development Plan (Beyond 2001)

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

a.  Rolf K. Papsdorf, Director (Chairman)/President.

    Mr. Papsdorf, age 55, is the inventor of the Qiblah Locator and the founder of the Company. Mr. Papsdorf is an inventor and engineer who has developed a number of patented technologies over the past 25 years. Prior to beginning development on the Qiblah Locator in 1995, he founded Sims Technology in Germany in 1993 to produce products out of polymer concrete. Between 1985 and 1993, he developed and commercialized a system for making roof tiles out of mineral waste in an interlocking system, first through Eurotile Manufacturing (B.C.), Ltd. of Vancouver, British Columbia and then through a company in Germany which he had acquired from the privatization authorities of the federal government.

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

b.  Dieter K. Schindelhauer, Director/Secretary/Treasurer/Controller.

    Mr. Schindelhauer, age 64, is based in Vancouver, British, Columbia, Canada. He is presently the President of Orlon Resources Ltd. of Vancouver, a private project development company that holds patents on gravity separation recovery systems. Since 1983 he has been the President of Chalice Mining Inc. of Vancouver, a junior gold exploration company. Other former positions held since 1986 were President of Gulderand Mining, Director of Seastar Resources Ltd. and President of Pala Gem and Mineral Mining.
    Between 1976 and 1983 he was the Quality Assurance Manager for Hawker Siddeley Canada Inc., Canadian Car (Pacific) Division in Surrey, British Columbia, a supplier of sawmill machinery and lumber processing equipment. From 1973 to 1976 Mr. Schindelhauer was the Plant Manager and then the General Plant Manager of Moore Dry Kiln Company of Canada Limited of Richmond, British Columbia, which designed and manufactured machinery and process equipment for the primary and secondary lumber industry.

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

c.  Kenneth B.  Liebscher, Director.

    Mr. Liebscher, age 58, is an international businessman with an extensive background in sales and marketing. In 22 years with Dentsply International, the world's largest dental products manufacturer, he climbed the ranks to become Manager of their West Coast Division, headquartered in San Francisco. In February 1990, Mr. Liebscher was recruited by a major Europe-based competitor, Ivoclar Liechtenstein to lead their entry into the North American market, and within two years became Executive Vice-President of Sales and Marketing and helped to expand this company's world-wide sales to $300,000,000 before retiring.

    In May 1992, Mr. Liebscher left his previous position to became a director of a reporting company called E.T.C. Industries Ltd. Subsequently, he became president of its wholly owned subsidiary The Electric Car Company and beginning in 1994, led a team that developed the MI-6 prototype electric car from the ground up. Mr. Liebscher also serves as a director of the following reporting companies: (a) Belmont Resources Inc.; (b) ThermoElastic Technologies Inc.; and Montoro Resources Inc. Mr. Liebscher has attended the University of British Columbia.

d.  Yussuf Saley, International Marketing Director.

    Mr. Saley, age 49, will be responsible for developing the overseas distribution network of the Company and for promoting the Qiblah Locator at international trade shows. Mr. Saley joined a film distribution company within the Jacquesson Enterprises Group of South Africa in 1972, where he was responsible for purchasing films from England, France and India and distributing them in South Africa and throughout Africa. The film distribution company then established a chain of cinemas in South Africa and Mauritius for the distribution of imported films. In 1984, he gained control of Jaquesson Enterprises, which included an electronics wholesaler and retailer, a consumer and fashion magazine publisher, and a financial services company. In 1987, he was appointed the Chairman and Chief Executive of Stem Diamond Co., whose business includes jewelry retailing, packaging manufacturing, insurance and mail order. From 1992 until joining Qiblah International Industries, Ltd. in July 1997, Mr. Saley was semi-retired, managing personal property and business investments. Mr. Saley is presently an executive member of the Islamic Business Chamber of South Africa and the Hajj and Ummrah Council and he is a member of numerous Islamic organizations including the Islamic Research Center, the Muslim Youth Movement (NFYNI) Radio Station, the Muslim Business Association, Crescent International, the Muslim Institute of UK, the Islamic Foundation and the Africa Muslim Agency. Mr. Saley has studied at the London School of Economics.

e.  Reinhardt Huebsch, Liaison Director.

    Mr. Huebsch, age 42, joined Qiblah International Industries Ltd. in 1998.
    He also is currently employed as the National Key Account Manager for Danone Clover. From January to June 1998, Mr. Huebsch served as the Senior Accounts Manager for Amato Foods. For the period of January 1997 to June 1998, he was a principal in the firm Pick 'n Play Family Store. Prior to that he served as the National Trade Marketing Manager of the Johannesburg office of Nabisco/Royal Beechnut since 1994. Between 1989 and 1994 Mr. Huebsch was the National Trade Marketing Manager of the Johannesburg office of Cadbury Schweppes and from 1986 to 1988 he was the National Key Accounts Manager of Ceres Fruit Juices. Mr. Huebsch held various positions with Nestle-Rowntree between 1977 and 1986, including Merchandiser, Supermarket Salesman, Retail Salesman, Wholesale Specialist, Key Accounts Manager and National Accounts Manager. Mr. Huebsch received his business management diploma in 1976.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The owners of 5% or more of the Shares, as well as the officers and directors who own Shares, are set forth in the following chart:

--------------------------------------------------------------------------------
Title of Class   Name of Beneficial     Amount and Nature of    Percent of Class
                 Owner (1)              Beneficial Owner (2)
--------------------------------------------------------------------------------
Common Stock      Rolf Papsdorf          1,000,000                  9.68%
--------------------------------------------------------------------------------

(1) Mr. Papsdorf owns a majority of the stock of Qiblah International Industries Ltd. Mr. Dieter Schindelhauer is a Director of Qiblah International Inc. The business address for Mr. Papsdorf, Mr. Schindelhauer and Qiblah International Industries Ltd. is 1177 West

     Hastings Street, Suite 2110, Vancouver, British Columbia, Canada. Mr. Schindelhauer is the beneficial owner of 250,000 shares of the Company. Other than these Shares owned beneficially by Mr. Papsdorf and Mr. Schindelhauer, none of the other officers or directors of the Company own any of the Shares.

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

(c)   Financial data Schedule

      See schedule 27 Below

                                    SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, this registration statement has been signed by the following persons in the capacities and on the dates indicated:

Signature                          Title                              Date

/s/ Dale Renaud              President, Director                 April 11, 2001
--------------------------
Dale Renaud

/s/ George Burks             Secretary, Treasurer, Director      April 11, 2001
--------------------------
George Burks

/s/ Kenneth B.  Liebscher    Director                            April 11, 2001
--------------------------
Kenneth B Liebscher

/s/ Robert Lee               Director                            April 11, 2001
--------------------------
Robert Lee

                                    EXHIBIT INDEX

Exhibit
Number    Description                                           Method of Filing

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

Exhibit 99.1

Direction Technologies, Inc. - Report and Financial Statements (Dated December 31, 2000





                           DIRECTION TECHNOLOGIES INC.
                          (A Development Stage Company)
                         REPORT AND FINANCIAL STATEMENTS
                           December 31, 2000 and 1999
                              (Stated in US Dollars)
                               --------------------

TERRY AMISANO LTD.                                                AMISANO HANSON
KEVIN HANSON, C.A.                                         CHARTERED ACCOUNTANTS



                            INDEPENDENT AUDITORS' REPORT

To the Stockholders,
Direction Technologies Inc.

We have audited the accompanying balance sheets of Direction Technologies Inc. (A Development Stage Company) as at December 31, 2000 and 1999 and the related statements of loss and deficit accumulated during the development stage, stockholders' deficiency and cash flows for each of the years in the three year period ended December 31, 2000 and for the period April 30, 1998 (Date of Incorporation) to December 31, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Direction Technologies Inc. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2000 and for the period April 30, 1998 (Date of Incorporation) to December 31, 2000, in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the company will continue as a going concern. As discussed in
Note 1 to the financial statements, the company is in the development stage, has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Vancouver, Canada                                             /s/ AMISANO HANSON
March 15, 2001                                             Chartered Accountants


SUITE 604 - 750 WEST PENDER STREET                     TELEPHONE: (604) 689-0188
VANCOUVER, BC, CANADA                                  FACSIMILE: (604) 689-9773
V6C 2T7                                                E-MAIL: amishan@telus.net

                           DIRECTION TECHNOLOGIES INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                           December 31, 2000 and 1999
                             (Stated in US Dollars)
                              --------------------


                                    ASSETS
                                    ------

                                                          2000        1999
                                                          ----        ----
Current
   Cash                                               $      121     $       14
   Prepaid expenses - Note 6                              16,000           -
                                                      ----------     ----------
                                                          16,121             14
License fees - Note 3                                       -            50,000
                                                      ----------     ----------
                                                      $   16,121     $   50,014
                                                      ==========     ==========

LIABILITIES
Current
   Accounts payable - Note 6                          $   50,639     $   58,490
                                                      ----------     ----------

STOCKHOLDERS' DEFICIENCY
Capital stock
   Authorized:
     50,000,000 common shares, $0.001 par value
     10,000,000 preferred shares, $0.001 par value
   Issued:
     10,322,000 common shares - Note 5                   695,745         25,500

Deficit accumulated during the development stage        (730,263)       (33,976)
                                                      ----------     ----------
                                                         (34,518)        (8,476)
                                                      ----------     ----------
                                                      $   16,121     $   50,014
                                                      ==========     ==========

Nature and Continuance of Operations - Note 1
Commitments - Note 3
Subsequent Events - Note 10


APPROVED BY THE DIRECTORS:




/s/ Ken Liebscher,         Director         /s/ Dale Renaud  President, Director
-----------------------------------          -----------------------------------

                               SEE ACCOMPANYING NOTES

                           DIRECTION TECHNOLOGIES INC.
                          (A Development Stage Company)
                         STATEMENTS OF LOSS AND DEFICIT
                    ACCUMULATED DURING THE DEVELOPMENT STAGE
                 for the years ended December 31, 2000 and 1999,
   for the period April 30, 1998 (Date of Incorporation) to December 31, 1998 and for the period April 30, 1998 (Date of Incorporation) to December 31, 2000
                              (Stated in US Dollars)
                               --------------------

                                                                           April 30, 1998       April 30, 1998
                                                                              (Date of             (Date of
                                                                          Incorporation) to   Incorporation) to
                                         December 31      December 31        December 31,       December 31,
                                            2000             1999                1998               2000
                                            ----             ----                ----                ----
Expenses
   Accounting and legal              $     4,890       $    17,014       $        850       $    22,754
   Consulting fees                         2,500              -                  -                2,500
   Filing fees                            25,635               471               -               26,106
   Interest and bank charges                 595               282               -                  877
   Management fees - Note 6               40,000              -                  -               40,000
   Office expense                         10,658             7,757               -               18,415
   Promotion and entertainment             8,052              -                  -                8,052
   Rent                                    3,479              -                  -                3,479
   Shareholder relations                  41,655              -                  -               41,655
   Transfer agent fees                       470             1,043               -                1,513
   Travel costs                           14,770             1,559               -               16,329
   Write-off of advances to Qiblah
   Technologies Limited                   24,463              -                  -               24,463
   Non-cash compensation charge
   - Note 5                              519,120              -                  -              519,120
                                     -----------       -----------       ------------       -----------
Net loss for the period before
 other items                             696,287            28,126                850           725,263
Other Items
   Equity share of loss of Qiblah
   Technologies Limited                     -                3,952               -                3,952
  Excess value of common shares
   issued over net assets acquired
   on investment in Qiblah
   Technologies Limited                     -                1,048               -                1,048
                                     -----------       -----------       ------------       -----------

Net loss for the period                  696,287            33,126                850           730,263

Deficit, beginning of period              33,976               850               -                 -
                                     -----------       -----------       ------------       -----------

Deficit, end of period               $   730,263       $    33,976       $        850       $   730,263
                                     ===========       ===========       ============       ===========

Basic loss per share                 $      0.07       $      -          $       -
                                     ===========       ===========       ============

Weighted average number of
 shares outstanding                  10,141,397          7,695,013               -
                                     ===========       ===========       ============

                               SEE ACCOMPANYING NOTES

                           DIRECTION TECHNOLOGIES INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                 for the years ended December 31, 2000 and 1999,
   for the period April 30, 1998 (Date of Incorporation) to December 31, 1998 and for the period April 30, 1998 (Date of Incorporation) to December 31, 2000
                             (Stated in US Dollars)
                              --------------------


                                                                           April 30, 1998       April 30, 1998
                                                                              (Date of             (Date of
                                                                          Incorporation) to   Incorporation) to
                                         December 31      December 31        December 31,       December 31,
                                            2000             1999                1998               2000
                                            ----             ----                ----                ----
Cash Flows from Operating
 Activities
   Net loss for the period           $  (696,287)      $   (33,126)      $       (850)      $ (730,263)
   Add: items not affecting cash
   Equity share of loss of Qiblah
    Technologies Limited                    -                3,952               -               3,952
   Excess value of common
    shares issued over net assets
    acquired on investment in
    Qiblah Technologies Limited             -                1,048               -               1,048
   Shares issued to pay expenses           6,625              -                  -               6,625
   Non-cash compensation
    charge                               519,120              -                  -             519,120
   Changes in non-cash working
    capital balances related to
    operations:
      Prepaid expenses                   (16,000)              650               (650)          (16,000)
   Accounts payable                       42,149            56,990              1,500           100,639
                                     -----------       -----------       ------------       -----------
                                        (144,393)           29,514               -             (114,879)
                                     -----------       -----------       ------------       -----------

Investing Activity
   Acquisition of license fees              -              (50,000)              -              (50,000)
                                     -----------       -----------       ------------       -----------

Financing Activity
   Proceeds from issuance of
   common shares                         144,500            20,500               -              165,000
                                     -----------       -----------       ------------       -----------

Net increase in cash during the
period                                       107                14               -                  121
Cash, beginning of the period                 14              -                  -                 -
                                     -----------       -----------       ------------       -----------

Cash, end of the period              $       121       $        14       $       -          $       121
                                     ===========       ===========       ============       ===========

Non-cash Transactions - Note 9

                               SEE ACCOMPANYING NOTES

                           DIRECTION TECHNOLOGIES INC.
                          (A Development Stage Company)
                     STATEMENT OF STOCKHOLDERS' DEFICIENCY
   for the period April 30, 1998 (Date of Incorporation) to December 31, 2000
                             (Stated in US Dollars)
                              --------------------

                                                                                            Deficit
                                                                                           Accumulated
                                                                         Additional        During the
                                             Common Shares                 Paid-in         Development
                                             -------------
                                        #               Par Value          Capital            Stage             Total
                                      ------            ---------          -------            -----             -----
Net loss for the period                   -          $     -          $     -            $     (850)       $     (850)

Balance, as at
 December 31, 1998                        -                -                -                  (850)             (850)
   For cash:
Capital stock issued pursuant
  to an offering memorandum
  - at $0.001                        5,000,000            5,000             -                  -                5,000
Capital stock issued pursuant
  to an offering memorandum
  - at $0.50                            31,000               31           15,469               -               15,500
For acquisition of Qiblah
  Technologies Limited               5,000,000            5,000             -                  -                5,000
Net loss for the year                     -                -                -               (33,126)          (33,126)
                                    ----------       ----------       ----------         ----------        ----------
Balance, as at
  December 31, 1999                 10,031,000       $   10,031       $   15,469         $  (33,976)       $   (8,476)
For cash:
Capital stock issued pursuant
  to a subscription agreement
  - at $0.50                           200,000              200           99,800               -              100,000
Capital stock issued pursuant
  to the exercise of warrants
  - at $0.50                            89,000               89           44,411               -               44,500
Shares issued as partial
  payment of license fee
  - at $3.31                             2,000                2            6,623               -                6,625
Non-cash compensation charge              -                -             519,120               -              519,120
Net loss for the year                     -                -                -              (696,287)         (696,287)
                                    ----------       ----------       ----------         ----------        ----------

Balance, as at
  December 31, 2000                 10,322,000       $   10,322       $  685,423         $ (730,263)       $  (34,518)
                                    ==========       ==========       ==========         ==========        ==========


                               SEE ACCOMPANYING NOTES

                           DIRECTION TECHNOLOGIES INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                  for the years ended December 31, 2000 and 1999
 and for the period April 30, 1998 (Date of Incorporation) to December 31, 1998
                            (Stated in US Dollars)
                             --------------------


Note 1  Nature and Continuance of Operations
        ------------------------------------

        The company currently is seeking new business opportunities.

        These financial statements have been prepared on a going concern basis. As at December 31, 2000 the company has a working capital deficiency of $34,518 and has accumulated losses of $730,263 since incorporation. Its ability to continue as a going concern is dependent upon the ability of the company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

        The company was incorporated in Nevada on April 30, 1998 as Fuji International, Inc. and on December 28, 1998 the company changed its name to Direction Technologies Inc. ("DTI").

Note 2  Summary of Significant Accounting Policies
        ------------------------------------------

        The financial statements of the company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results may differ from these estimates.

        The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

        Development Stage Company
        -------------------------

        The company is a development stage company as defined in Statement of Financial Accounting Standards No. 7. The company is devoting substantially all of its present efforts to seeking new business opportunities. All losses accumulated since inception have been considered as part of the company's development stage activities.

        Income Taxes
        ------------

        The company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards, No. 109 "Accounting for Income Taxes".

        ------------------------------------------

        Investment in Qiblah Technologies Limited

        The company uses the equity method of accounting for its investment in Qiblah Technologies Limited ("Technologies"). Under this method the company records its investment at cost and adjusts the carrying value to include the company's pro-rata share of earnings or losses of Technologies.

        Basic Loss Per Share
        --------------------

        The company reports basic loss per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic loss per share has been calculated based upon the weighted average number of shares outstanding during the period. Diluted loss per share has not been provided as it would be anti-dilutive.

        Fair Value of Financial Instruments
        -----------------------------------

        The carrying value of cash and accounts payable approximates fair value because of the short term maturity of those instruments.

        Stock-based Compensation
        ------------------------

        The company has elected to account for stock-based compensation following APB No. 25 "Account for Stock Issued to Employees", and provide disclosure requirements under SFAS No. 123 "Accounting for Stock-based Compensation" (Note 5).

Note 3  License fees
--------------------

        On January 9, 1999, the company entered into a license agreement with E.T.C. Industries Ltd., a company with a common director, whereby the company would have the exclusive rights to manufacture and market a proprietary electric vehicle technology. To secure this license the company was required to:

a)   Pay $50,000 to the licensor;
b) Pay a royalty of 2% of the gross sales price on each unit sold to the licensor; and
c) Use its best efforts in the development and production of a multi-passenger, short-haul, commercial vehicle suitable for hotel, resort and high traffic local markets.

        The initial term of this agreement is for five years from the date of approval by the regulatory authorities and is renewable for another five years unless the company does not achieve annual sales of US$1,345,200 within the initial term. At December 31, 2000, management of the company decided to abandon this project. The effect of this is to reduce license fees by $50,000 and also reduce accounts payable by $50,000.

Note 4  Investment in Qiblah Technologies Limited
        -----------------------------------------

        On January 12, 1999, the company entered into a purchase agreement to acquire certain of the assets of Qiblah International Industries Ltd. ("Qiblah"). Qiblah is controlled by a significant shareholder and director of the company and is a British Columbia corporation which is engaged in the research, development, manufacturing and marketing of the Qiblah Locator, a proprietary direction finding technology (the "Technology"). The company issued 5,000,000 common shares valued at $500 to acquire the Technology. At December 31, 2000, management of the company has decided to abandon the project. The company had recognized equity losses of $50,000 in 1999. This had brought its investment to $Nil at December 31, 1999. During the year ended December 31, 2000, the company advanced $24,463 in respect to this project, which was written-off during the year.

Note 5  Capital Stock
        -------------

        Commitments

        Share Purchase Warrants

        At December 31, 2000, 111,000 share purchase warrants are outstanding. Each warrant entitles the holder to purchase one additional share of the company at $0.50 per share until April 17, 2001.

        Stock-based Compensation

        Effective April 17,2000, the company granted stock options to employees of the company (officers, directors and employees) and consultants to the company to purchase common shares of the company at the closing price of the company's common stock on the date of the grant. Options are not granted to anyone other than the aforementioned individuals. The options have been granted with a term of 10 years. There are no specific vesting requirements under the options.

Presented below is a summary of the stock option activity for the years shown:

                                                    Number of   Weighted Average
                                                 Stock Options   Exercise Price
                                                 -------------   --------------
        Balance, December 31, 1999 and 1998              -                 -
        Granted                                     1,300,000            $0.75
                                                   ----------       ----------
        Balance, December 31, 2000                  1,300,000            $0.75
                                                   ==========       ==========

        The number of stock options outstanding is equal to the number exercisable as there are no vesting provisions.

        The company grants stock options at exercise prices equal to the fair market value of the company's stock at the date of the grant. Pursuant to APBO No. 25, the compensation charge associated with consultants' options has been recorded in the financial statements. The compensation charge associated with employees' options (officers, directors and employees) is not recognized in this circumstance but included in the pro-forma amounts.

                                                             April 30, 1998
                          2000        1999        1998   (Date of Incorporation)
                          ----        ----        ----
                                                          to December 31, 2000
                                                          ----------------------

Total non-cash
 compensation charge    $   964,026  $     -     $     -      $  964,026
Consultants' non-cash
 compensation charge       (519,120)       -           -        (519,120)
                        -----------  ----------  ----------   ----------
Employee's non-cash
 compensation charge    $   444,906  $     -     $     -      $  444,906
                        ===========  ==========  ==========   ==========


        Under SFAS No. 123, if the company elects to follow APBO No. 25, in respect to the employees stock options, it is required to present pro-forma information as to the effect on income and earnings per share as if the company had accounted for its employee stock options under the fair value method of that statement. Had compensation cost been determined based on the fair value at the grant dates for those options issued to directors and employees, the company's net loss and basic loss per share would have been adjusted to the pro-forma amounts indicated below:

                                                                     April 30,
                                                                       1998
                                                                     (Date of
                                                                  Incorporation)
                                    2000        1999        1998   to December
                                    ----        ----        ----
                                                                     31, 2000
                                                                    ------------

Net loss             As reported $  (696,287) $ (33,126) $    (850) $  (730,263)
                     Pro-forma   $(1,141,193) $ (33,126) $    (850) $(1,175,169)
Basic loss per share As reported $     (0.07) $    -     $    -
                     Pro-forma   $     (0.11) $    -     $    -

        The weighted average fair value at date of grant of the options granted were as follows:

                                                                      2000
                                                                      ----
        Weighted average fair value                              $           .74
        Total options granted                                       1,300,000
        Total fair value of all options granted                  $    964,026

        The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                      2000
                                                                      ----
        Total options granted                                       1,300,000
        Expected dividend yield                                             0.0%
        Expected volatility                                               154%
        Risk-free interest rate                                             5.5%
        Expected term in years                                             10

        The following common share purchase options were outstanding at December 31, 2000 entitling the holders thereof the right to purchase one common share for each option held:

                                                  Exercise Price
                              Number of Options      Per Share      Expiry Date
                              -----------------      ---------      -----------
        Consultants                    700,000           $0.75   April 17, 2010
        Officer, directors and
         employees                     600,000           $0.75   April 17, 2010
                                     ---------
                                     1,300,000
                                     =========

Note 6  Related Party Transactions - Notes 3 and 4
        --------------------------

        During the year ended December 31, 2000, the company was charged management fees of $40,000 (1999: $Nil) by a director of the company.

        Prepaid expenses at December 31, 2000 include $1,000 (1999: $Nil) paid to a director of the company as an expense advance.

        Accounts payable at December 31, 2000 includes $Nil (1999: $50,000) owing to E.T.C. Industries Ltd., a company with a common director (Note 3).

        Accounts payable at December 31, 2000 includes $30,984 (1999: $Nil) owing to directors of the company for unpaid management fees.

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

        -------------------

        The following table summarizes the significant components of the company's deferred tax assets:

                                                                       Total
                                                                       -----
        Deferred Tax Assets
           Non-capital loss carryforwards                            $  211,143
                                                                     ==========
        Gross deferred tax assets                                    $  105,572
        Valuation allowance for deferred tax assets                    (105,572)
                                                                     ----------
                                                                     $     -
                                                                     ==========

        The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards which is likely to be realized from future operations. The company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 8  Income Taxes
        ------------

        No provision for income taxes has been provided in these financial statements due to the net loss. At December 31, 2000, the company has net operating loss carryforwards, which expire commencing in 2018 totalling $211,143, the tax benefit of which has not been recorded in the financial statements.

Note 9  Non-cash Transactions
        ---------------------

        Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows. The following transactions have been excluded from the statement of cash flows:

        - During the year ended December 31, 2000, the company abandoned its agreement to acquire the right to manufacture a proprietary electric vehicle technology. As a result, license fees have been reduced by $50,000 and accounts payable pertaining to the acquisition of the license fees have been reduced by $50,000.

        - During the year ended December 31, 1999, the company issued 5,000,000 shares valued at $5,000 to acquire its investment in Qiblah Technologies Limited.

Note 10 Subsequent Events
        -----------------

        Subsequent to December 31, 2000, the company:

        i) sold 100% of its interest in Qiblah Technologies Limited pursuant to a bill of sale dated March 14, 2001 for $1 to Qiblah International Industries Ltd.
        ii) entered into an agreement and plan of reorganization dated February 28, 2001 whereby the company will issue 15,000,000 common shares to acquire 100% of Empyrean Communications Inc., a Texas Corporation, on a share for share basis. This acquisition will be accounted for on a reverse transaction basis.
        iii) received notice that a director of the company was waiving payment of management fees totalling $29,577 due to him at December 31, 2000.

Note 11 New Accounting Standards
        ------------------------

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

Exhibit 99.2

Five Year Historical Exchange rates: U.S.  Dollar to Rand


Conversion Table: U.S.  Dollar to South African Rand (Interbank Rate)

December 31, 1996:   4.6780
December 31, 1997:   4.8645
December 31, 1998:   5.8625
December 31, 1999:   6.1540
March 26, 2000:      6.4810
December 31, 2000    7.5950