Form 10QSB
period 2001-03-31
DIRECTION TECHNOLOGIES INC
filed 2001-05-22
CIK 1076886

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarter ended March 31, 2001

--------------------------------------------------------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from          to

Commission File No. 0-30118

EMPYREAN COMMUNICATIONS, INC - Formerly DIRECTION TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
(Name of Small Business Issuer in its Charter)

          NEVADA                                                 88-0413417
          ---------------                                   --------------------
     (State or Other Jurisdiction of                  (I.R.S. Employer I.D. No.)
incorporation or organization)

                                 PMB 723, 250 "H" St.,
                                 Blaine, WA 98230
                              -----------------------------
                        (Address of Principle Executive Offices)

                      Issuer's Telephone Number:  (713) 935-2187

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

                      March 31, 2001:  Common Stock - 25,366,800

                         DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this report.

Transitional Small Business Issuer Format    Yes           No    X
                                                 -----          -----

                              EMPYREAN COMMUNICATIONS, INC.

                                    TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION                                           PAGE

Item 1.  Financial Statements:

Balance Sheets as of March 31, 2001 and
December 31, 2000                                                              6

Statements of Operations for the three months ended
March 31, 2001 and March 31, 2000 and from Inception through
March 31, 2001,                                                                7

Statements of Cash Flow for the three months ended
March 31, 2001 and March 31, 2000 and from Inception through
March 31, 2001                                                                 8


Notes to Financial Statements for the three months ended
March 31, 2001 and March 31, 2000 and from Inception through
March 31, 2001                                                                12

Item 2.  Management's Plan of Operations                                      13

PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings                                                    14

Item 2.  Changes in Securities                                                14

Item 3.   Defaults upon Senior Securities                                     14

Item 4.   Submission of Matters to a Vote of Securities Holders               14

Item 5.   Other Information                                                   14

Item 6.   Exhibits and Reports on Form 8 - K                                  14

Signatures                                                                    14

Exhibit 27. Financial Data Schedule                                           15

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, these Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Financial Statements of the Company, Direction Technologies Inc., for the year ended December 31, 2000 previously filed with the Securities and Exchange Commission.

                          EMPYREAN COMMUNICATIONS INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                      March 31, 2001 and December 31, 2000
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------


                      ASSETS                        March 31,     December 31,
                      ------
                                                      2001           2000
                                                      ----           ----
Current
     Cash                                         $      5,396     $        121
     Prepaid expenses                                     -              16,000
                                                  ------------     ------------
                                                         5,396           16,121
Bandwidth Contract - (Empyrean Communications)      23,920,010             -
                                                  ------------     ------------
                                                  $ 23,925,406     $     16,121
                                                  ============     ============

LIABILITIES
Current
     Accounts payable                             $    539,753     $     50,639
     Loans payable                                        -                -
                                                  ------------     ------------
                                                       539,753           50,639
                                                  ------------     ------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
Share capital
     Authorized:
      50,000,000 common shares, $0.001 par value
      10,000,000 preferred shares,
        $0.001 par value
     Issued:
      25,366,800 common shares - Note 2             24,639,156          695,745

Deficit accumulated during the
  development stage                                 (1,253,503)        (730,263)
                                                  ------------     ------------

                                                          -             (34,518)
                                                  ------------     ------------
                                                  $ 23,025,406     $     16,121
                                                  ============     ============


   The accompanying notes are an integral part of these financial statements.

                          EMPYREAN COMMUNICATIONS INC.
                          (A Development Stage Company)
                         STATEMENTS OF LOSS AND DEFICIT
            for the three month periods ended March 31, 2001 and 2000
     and for the period April 30, 1998 (Date of Inception) to March 31, 2001
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------


                                                                  April 30, 1998
                                        Three         Three          (Date of
                                     months ended  Months ended    Inception) to
                                       March 31,     March 31,       March 31,
                                         2001          2000            2001
                                         ----          ----            ----

Operating expenses                   $   454,230    $     1,833     $ 1,218,483
                                     -----------    -----------     -----------
Loss before other items                 (454,230)        (1,833)     (1,218,483)
Other items
     Excess value of shares
       issued on investment                 -              -             (1,048)
     Share of loss of Qiblah
       Tech. Ltd.                           -              -             (3,952)
     Expense recoveries                   29,577           -             29,577
                                     -----------    -----------     -----------

Net loss for the period                 (424,653)        (1,833)     (1,245,156)

Deficit, beginning of period            (730,263)       (33,976)           -
                                     -----------    -----------     -----------

                                     $(1,154,916)   $   (35,809)    $(1,245,156)
                                     ===========    ===========     ===========

Loss per share                       $     (0.00)   $     (0.00)
                                     ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                          EMPYREAN COMMUNICATIONS INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
            for the three month periods ended March 31, 2001 and 2000
     and for the period April 30, 1998 (Date of Inception) to March 31, 2001
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------


                                                                  April 30, 1998
                                        Three         Three          (Date of
                                     months ended  Months ended    Inception) to
                                       March 31,     March 31,       March 31,
                                         2001          2000            2001
                                         ----          ----            ----

Cash Flows from Operating
  Activities
     Net (loss)                      $  (539,753)   $    (1,833)    $(1,253,503)
     Add:  items not affecting cash
     Share of Qiblah Tech. Ltd. (loss)      -              -              3,952
     Excess value of shares issued
       on investment                        -              -              1,048
     Shares issued to pay expenses          -              -              6,625
     Non-cash compensation charge           -              -            519,120
     Expense recovery                     29,577           -             29,577
                                     -----------    -----------     -----------

                                        (510,172)        (1,833)       (693,181)
Change in non-cash items
     Prepaid expenses                     16,000           -               -
     Accounts payable                   (454,230)        (2,026)       (454,230)
     Loans payable                          -             4,324           3,866
                                     -----------    -----------     -----------

Net cash (used by) from
   operating activities                 (948,406)           465      (1,223,545)
                                     -----------    -----------     -----------

   The accompanying notes are an integral part of these financial statements.

                           EMPYREAN COMMUNICATIONS INC.                Continued
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
            for the three month periods ended March 31, 2001 and 2000
     and for the period April 30, 1998 (Date of Inception) to March 31, 2001
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------



                                                                  April 30, 1998
                                        Three         Three          (Date of
                                     months ended  Months ended    Inception) to
                                       March 31,     March 31,       March 31,
                                         2001          2000            2001
                                         ----          ----            ----

Cash Flows from Operating
  Activities
     Net (loss)                      $  (539,753)   $    (1,833)    $(1,253,503)
Cash flow from investing activities
     Investment in Qiblah Tech Ltd.         -              -               -
     Acquisition of license fees            -              -            (50,000)
     Acquisition of Empyrean
        Communications                    19,888           -             19,888
                                     -----------    -----------     -----------

Net cash (used) by investing
    activities                            19,888           -             30,112
                                     -----------    -----------     -----------

Cash flows from financing activities
     Proceeds from issuance of
       common shares                      22,400           -            187,400
                                     -----------    -----------     -----------

Net cash provided by financing
   activities                             22,400           -            187,400
                                     -----------    -----------     -----------

Net increase (decrease) in cash            5,275           -              5,275

Cash, beginning of period                    121             14             121
                                     -----------    -----------     -----------

Cash, end of period                  $     5,396    $       479     $     5,396
                                     -----------    -----------     -----------

   The accompanying notes are an integral part of these financial statements.

                          EMPYREAN COMMUNICATIONS INC.
                          (A Development Stage Company)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
       for the period April 30, 1998 (Date of Inception) to March 31, 2001
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------

                                                                                     Deficit
                                                                                   Accumulated
                                                                 Additional         During the
                                        Common                     Paid-in         Development
                                        Shares       Par Value     Capital            Stage          Total
                                        ------       ---------     -------            -----          -----
Net loss for the period                   -         $     -       $      -       $      (850)   $     (850)
                                    ----------      ----------    -----------    -----------    ----------
Balance, as at December 31, 1998          -               -              -              (850)         (850)
For cash:
Capital stock issued pursuant
  to an offering at  - $0.001        5,000,000           5,000           -              -            5,000
Capital stock issued pursuant
  to an offering memorandum
  at - $0.50                            31,000              31         15,469           -           15,500
For acquisition of Qiblah
  Technologies Ltd.                  5,000,000           5,000           -              -            5,000
Net loss for the year                     -               -              -           (33,126)      (33,126)
                                    ----------      ----------    -----------    -----------    ----------

Balance, as at December
  31, 1999                          10,031,000          10,031         15,469        (33,976)       (8,476)
For cash:
Capital stock subscribed pursuant
  to a subscription agreement
  at - $0.50                           200,000             200         99,800           -          100,000
Pursuant to the exercise of
  warrants at - $0.50                   89,000              89         44,411           -           44,500
Shares issued as partial payment
  of license fee at - $3.31              2,000               2          6,623           -            6,625
Non-cash compensation charge              -               -           519,120           -          519,120
Net loss for the period                   -               -              -          (696,287)     (696,287)
                                    ----------      ----------    -----------    -----------    ----------

Balance, as at December 31, 2000    10,322,000      $   10,322    $   685,423    $(1,253,503)   $  (34,518)
                                    ----------      ----------    -----------    -----------    ----------

For cash:
Pursuant to the exercise of
  warrants at - $0.50                   44,800              45         22,355           -           22,400
For acquisition of Empyrean
  Communications                    15,000,000          15,000     24,448,484      1,120,763    23,342,768

Net loss for the year                     -               -              -        (1,253,503)   (1,253,503)
                                    ----------      ----------    -----------    -----------    ----------

Balance, as at March 31, 2001       25,366,800          25,367     24,613,788     (1,253,503)  (23,360,285)
                                    ==========      ==========    ===========    ===========    ==========

   The accompanying notes are an integral part of these financial statements.

                          EMPYREAN COMMUNICATIONS INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 March 31, 2001
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------


Note 1     Interim Reporting
           -----------------

While the information presented in the accompanying interim three month financial statements is unaudited it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. All adjustments are of normal recurring nature. It is suggested that these financial statements be read in conjunction with the company's December 31, 2000 annual financial statements.

Note 2     Common Stock
           ------------

           Commitments

           Share Purchase Warrants

           At March 31, 2001, 68,200 share purchase warrants are outstanding. Each warrant entitles the holder to purchase one additional share of the company at $0.50 per share until April 17, 2001.

           Share Purchase Option

At March 31, 2001, 800,000 share purchase options are outstanding. Each option entitles the holder to purchase one additional share of the company at $0.75 per above until April 17, 2010.

                          EMPYREAN COMMUNICATIONS INC.
  NOTES TO THE FINANCIAL STATEMENTS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND MARCH 31, 2000 AND FOR THE PERIOD APRIL 30, 1998 (INCEPTION) THROUGH
                                 MARCH 31, 2001.


1.   BASIS OF PRESENTATION

     In the opinion of management, the unaudited financial statements reflect all normally recurring adjustments necessary to fairly present the Company's financial position and results of operations for the periods indicated. The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's 10-KSB for the period ended December 31, 2000, which has been filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the Company's annual financial statements have been omitted from the quarterly financial statements based upon Securities and Exchange Commissions rules and regulations. Net loss per common and common equivalent share was computed based on the net loss divided by the weighted average number of common and common equivalent shares outstanding, unless antidilutive, during the year presented.

2.   FINANCING


                                              Common                 Additional
                                              Shares                  Paid-in
                                                #        Par Value    Capital
                                              -------    ---------    -------
       Balance, December 31, 2000          10,322,000    $   10,322  $   685,423
       Issuance of shares:
       - pursuant to the exercise
         of warrants
       - at $0.50 per share                    44,800            45       22,355

       - pursuant to acquisition
         of Empyrean Communications,
         Inc.                              15,000,000        15,000   24,985,000
                                           ----------    ----------  -----------
         Balance, March 31, 2001           25,366,800    $   25,367  $25,692,778
                                           ==========    ==========  ===========


     The capital raised was used to fund operations. The Company anticipates needing additional capital to fund operations during the upcoming year. The Company intends to raise capital through a combination of the private placement of its securities, establishing operating lines of credit, and through the sale of product.

3.   RELATED PARTY TRANSACTIONS

     On January 12, 2000, the company acquired the shares of Qiblah International Industries Ltd. (Qiblah"). Qiblah was a private company controlled by a significant shareholder of the Company. On January 19, 2000, two directors of Qiblah became directors of the company. On March 8, 2001 the company completed the purchase of Empyrean Communications, Inc. on a share for share basis and issued 15,000,000 shares of the company's common stock. Two former directors of Qiblah resigned their positions with the company and three directors of the former Empyrean Communications became directors of the company. Loans payable at March 31, 2001 includes $1,500 (2000: $Nil) owing to directors of the Company

4.   DESCRIPTION OF SECURITIES

     The Company has two class of securities authorized; 50,000,000 shares of $0.001 par value common voting stock and 10,000,000 of $0.001 par value preferred shares. The holders of the Company's Common Stock are entitled to one vote per share on each matter submitted to a vote at a meeting of stockholders. The shares of Common Stock carry no cumulative voting rights in the election of directors. There are no preferred shares issued.

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

     On March 8, 2001 Rolf Papsdorf, Dieter Schindelhauer and Maurice Jaquesson resigned from the company and their options were retired unexercised.

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

During the quarter the Company    purchased Empyrean Communications, Inc. on a
share for share basis and issued 15,000,000 of the company's common stock. Subsequently the company divested itself of the Qiblah division for one dollar. The Directors of the company, Rolf Papsdorf and Dieter Schindelhauer resigned from the Board of Directors of the company and Dale Renaud, George Burks, and Robert Lee were added to the Board of Directors. Dale Renaud was elected the new President and George Burks as Secretary/Treasurer. A finders fee will be paid based on the final consolidated financials.

The company officially changed its name from Direction Technologies, Inc. to Empyrean Communications, Inc.

PRINCIPAL PRODUCT.

One of the specific reasons the Company was founded is for the purpose of entering into a world-wide license agreement with E.T.C. Industries Ltd. of Vancouver, British Columbia, Canada to license certain technology, and obtain advice in facilitating the production of electric vehicles using certain technology developed by the licensor. The license agreement expired during the quarter and will not be renewed as the company is now pursuing new interests.

The other specific reason for formation of the Company is to purchase certain assets of Qiblah International Industries Ltd. a British Columbia corporation, of Vancouver, British Columbia, Canada (a non-operational holding company). Qiblah International Industries Ltd. owns 50% of Qiblah Technologies Ltd. a duly registered non-reporting, non-listed South African public corporation. This firm had developed a state-of-the art electronic device called the Qiblah Locator, a battery-operated hand-held device that indicates the direction of the Muslim religious center Mecca from any location in the world. The Qiblah Locator is designed to be of assistance to the more than 1.5 billion adherents of the Muslim faith in the performance of their religious observations. This division of the company was sold to the original developers of the product for a sum of one dollar during the quarter.

The direction of Empyrean Communications, Inc. will now be the development of broadband telecommunications capabilities through the agreements acquired with the purchase of Empyrean. Empyrean Communications, Inc. is a broadband provider capable of delivering fiber capacity to OC-192 levels. Empyrean intends to direct its marketing efforts towards Multi-Media Broadcast & Content Delivery markets via DSL users in a scalable manner. Empyrean's mission is to "light up" the 29,000 miles of fiber-optical digital broadband it currently has under contract. This would provide Empyrean's future clients with the ability to purchase, rent lease or joint-venture smaller configurations of bandwidth such as the OC-12, OC-3 and DS3 levels. These capacity levels have a greater demand and could generate much higher revenue streams than the larger OC-48's.

LIQUIDITY.

During the next 12 months, the Company will need significant working capital to fund its marketing efforts and to manufacture product. The Company intends to obtain working capital from the sale of product and through private investments made by third parties. During the quarter, the Company approved the issuance of 15,000,000 shares as the purchase price of Empyrean Communications, Inc. A finders fee will be paid based on the final consolidated financials.

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings.

     None;

     Item 2.  Changes in Securities and Use of Proceeds.

        During the first quarter of 2001, the Company issued 15,000,000 restricted shares of common stock to the shareholders of record of the private company purchased, Empyrean Communications, Inc. The shares issued were:

--------------------------------------------------------------------------------
              STOCKHOLDERS                EMPYREAN           DIRECTION SHARES
              ------------                --------           ----------------
                                           SHARES                RECEIVED
                                           ------                --------
                                        SURRENDERED
                                        -----------
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
VNET INVESTMENT COMPANY                 12,500,000              12,500,000
12115 N 1-35 SERVICE ROAD
OKLAHOMA CITY, OKLAHOMA 73131
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
RENAUD FAMILY TRUST                      1,000,000               1,000,000
2920 SHADOWBRIAR DRIVE 31328
HOUSTON TEXAS 77082
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
STARBRIGHT MMG LIMITED PARTNERSHIP         250,000                 250,000
2832 BELLEVUE AVE
W. VANCOUVER B.C.  CANADA
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
QUADRANT FINANCIAL INC.                    250,000                 250,000
2107 DEEP COVE RD.
N. VANCOUVER B.C.  CANADA V7G 1S8
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
VINTAGE INTERNATIONAL INC.                 250,000                 250,000
711-945 MARINE DRIVE
WEST VANCOUVER B.C. V7T 1A8
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
GEORGE J. RENAUD                           250,000                 250,000
1930 COLUMBUS
STUTTGART ARKANSAS 72160
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
LANA M. CAMPBELL                           250,000                 250,000
14007 BRADLEY RD.
NORTH LITTLE ROCK, ARKANSAS 72113
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
CHARLES KARPOWICZ                          250,000                 250,000
801 S. RODNEY PARHAM #34E
LITTLE ROCK ARKANSAS 72205-4877
--------------------------------------------------------------------------------

The Company also issued a total of 44,800 shares pursuant to the exercise of warrants at $0.50 per share.


Item 3.   Defaults Upon Senior Securities.

          None;

Item 4.   Submission of Matters to a Vote of Security Holders.

          None;

Item 5.   Other Information.

          On March 3, 2000 the Company was cleared by the NASD for trading on the OTC Bulletin Board. The symbol was DRCG.
          On April 19, 2001 the trading symbol was changed to EPYN and a new Cusip No. 29245C 10 7 issued.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)     Exhibits

                  None

          (b)     Reports on Form 8-K.

                  March 8, 2001


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    EMPYREAN COMMUNICATIONS, INC

Date:     05/15/01                           By: /s/ Dale Renaud
                                                President and Director


Date:     05/15/01                           By: /s/ George Burks
                                                Secretary/Treasurer and Director