Form 10QSB
period 2001-06-30
EMPYREAN COMMUNICATIONS INC
filed 2001-08-28
CIK 1076886

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


Form 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarter ended June 30, 2001

--------------------------------------------------------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               ---------------------   -------------------------

Commission File No. 0-30118

EMPYREAN COMMUNICATIONS, INC.
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

                   June 30, 2001:  Common Stock - 25,366,800

                       DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this report.

Transitional Small Business Issuer Format    Yes           No    X
                                                 -----          -----

                               EMPYREAN COMMUNICATIONS INC.
                                     TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                             PAGE

Item 1.  Financial Statements:
         Balance Sheets as of June 30, 2001 and
         December 31, 2000                                                     5

         Statements of Operations for the three months ended
         June 30, 2001 and June 30, 2000 and the six months ended
         June 30, 2001 and June 30, 2000 and from Inception through
         June 30, 2001                                                         6

         Statements of Cash Flow for the three months ended
         June 30, 2001 and June 30, 2000 and the six months ended
         June 30, 2001 and June 30, 2000 and from Inception through
         June 30, 2001                                                         7


         Notes to Financial Statements for the three months ended
         June 30, 2001 and June 30, 2000 and the six months ended
         June 30, 2001 and June 30, 2000 and from Inception through
         June 30, 2001                                                       10

Item 2.  Management's Plan of Operations                                     12

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   13

Item 2.  Changes in Securities                                               13

Item 3.   Defaults upon Senior Securities                                    14

Item 4.   Submission of Matters to a Vote of Securities Holders              14

Item 5.   Other Information                                                  14

Item 6.   Exhibits and Reports on Form 8 - K                                 14

Signatures                                                                   14

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, these Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Financial Statements of the Company for the year ended December 31, 2000 previously filed with the Securities and Exchange Commission.

                          EMPYREAN COMMUNICATIONS INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEETS
                      June 30, 2001 and December 31, 2000
                             (Stated in US Dollars)
                                    Unaudited
                                    ---------

                                     ASSETS
                                     ------

                                                    June 30,2001   Dec 31,2000
                                                    ------------   -----------
Current
   Cash                                             $        273   $        121
   Prepaid Expenses                                         -            16,000
                                                    ------------   ------------
                                                            -            16,121
Bandwith Contract - (Empyrean Communications)         23,920,010           -
                                                    ------------   ------------
        Total Assets                                $ 23,920,283   $     16,121
                                                    ------------   ------------

                                   LIABILITIES
                                   -----------

Current
   Accounts Payable                                 $    624,031   $     50,639
                                                    ------------   ------------
        Total Current Liabilities                        624,031         50,639
                                                    ------------   ------------

             Total Liabilities                           624,031         50,639
                                                    ------------   ------------

                        STOCKHOLDERS' EQUITY (DEFICIENCY)
                        ---------------------------------

Share Capital
  Authorized:
     50,000,000 common shares, $0.001 par value
     10,000,000 preferred shares, $0.001 par value

  Issued:
     25,366,800 common shares                         24,639,156        695,745

Deficit Accumulated During The Development Stage      (1,342,904)      (730,263)
                                                    ------------   ------------
                                                      23,296,252        (34,518)
                                                    ------------   ------------
                                                    $ 23,920,283   $     16,121
                                                    ------------   ------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                          EMPYREAN COMMUNICATIONS INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         STATEMENT OF LOSS AND DEFICIT
FOR THE THREE MONTHS AND SIX MONTHS PERIODS ENDED JUNE 30, 2001 AND JUNE 30, 2000 AND FOR THE PERIOD APRIL 30, 1998 (INCEPTION) THROUGH JUNE 30, 2001.
                             (Stated in US Dollars)
                                    Unaudited
                                    ---------

                                        Three Months       Three Months         Six Months        Six Months        April 30, 1999
                                       Ended June 30,     Ended June 30,       Ended June 30,    Ended June 30,       (Date of
                                            2001              2000                  2001             2000            Inception) to
                                                                                                                     June 30, 2001
                                       -------------     -------------         -------------     -------------       -------------
Sales                                  $        -        $        -            $        -        $        -          $        -
Gross Profit                                    -                 -                     -                 -                   -
Operating Expense                            118,978            47,723               573,210            49,556           1,367,481
                                       -------------     -------------         -------------     -------------       -------------
Loss before other items                     (118,978)          (47,723)             (573,209)          (49,556)         (1,367,481)

Other Items
   Excess Value of Shares
   Issued On Investment                         -                 -                     -                 -                 (1,048)
   Expense recoveries                         29,577              -                   29,577              -                 29,577

Share of Loss of
  Qiblah Tech. Ltd.                             -                 -                     -                 -                 (3,952)
                                       -------------     -------------         -------------     -------------       -------------

Net Loss for the Period                      (89,401)          (47,723)             (543,633)          (49,556)         (1,342,904)

Deficit Beginning of Period               (1,253,503)          (35,809)             (730,263)          (33,976)               -

                                       -------------     -------------         -------------     -------------       -------------

Deficit End of Period                  $  (1,342,904)    $     (83,532)        $  (1,273,896)    $     (83,532)      $  (1,342,904)
                                       =============     =============         =============     =============       =============

Loss Per Share                         $       (0.00)    $       (0.00)        $       (0.00)    $       (0.00)      $       (0.00)


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                          EMPYREAN COMMUNICATIONS INC.
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS AND SIX MONTHS PERIODS ENDED JUNE 30, 2001 AND JUNE 30, 2000 AND FOR THE PERIOD APRIL 30, 1998 (INCEPTION) THROUGH JUNE 30, 2001.
                             (Stated in US Dollars)
                                    Unaudited
                                    ---------

                                                                                                                       (Date of
                                       Three Months      Three Months          Six Months         Six Months           Inception)
                                       Ended June 30     Ended June 30         Ended June 30     Ended June 30         To June 30
                                            2001              2000                  2001             2000                2001
                                       -------------     -------------         -------------     -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss)                             $     (89,401)    $     (47,723)        $    (543,633)    $     (49,556)      $  (1,342,904)
Add:  Items Not Affecting Cash
      Share Of Qiblah
      Tech Ltd.  Loss                           -                 -                     -                 -                  3,952
      Excess Value Of Shares
      Issued On Investment                      -                 -                     -                 -                  1,048
      Shares issued to pay expenses             -                 -                     -                 -                  6,625
      Non-cash compensation charge              -                 -                     -                 -                519,120
      Expense recovery                        29,577              -                   29,577              -                 29,577
                                       -------------     -------------         -------------     -------------       -------------
                                            (118,978)          (47,723)             (573,210)          (49,556)           (841,736)
                                       -------------     -------------         -------------     -------------       -------------
Changes In Non-Cash
Working Capital Items

      Prepaid Expenses                          -              (56,000)               16,000           (56,000)               -
      Accounts Payable                       113,855            17,151               515,074            15,125             684,721
      Loans Payable                             -                3,176                  -                7,500                -
      Inventory                                 -              (14,463)                 -              (14,463)               -
                                       -------------     -------------         -------------     -------------       -------------

Net Cash (Used) From
Operating Activities                          (5,123)          (97,859)              (42,136)          (97,394)           (157,015)
                                       -------------     -------------         -------------     -------------       -------------

Cash Flow Used For Investing Activities
Acquisition of License Fees                     -                 -                     -                 -                (50,000)
Acquisition of Empyrean Communications          -                 -                   19,888              -                 19,888
                                       -------------     -------------         -------------     -------------       -------------

Net Cash Used For
Investment Activities                           -                 -                   19,888              -                (30,112)
                                       -------------     -------------         -------------     -------------       -------------

                          EMPYREAN COMMUNICATIONS INC.
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS AND SIX MONTHS PERIODS ENDED JUNE 30, 2001 AND JUNE 30, 2000 AND FOR THE PERIOD APRIL 30, 1998 (INCEPTION) THROUGH JUNE 30, 2001.
                             (Stated in US Dollars)
                                    Unaudited
                                    ---------

                                                                                                                       (Date of
                                       Three Months      Three Months          Six Months         Six Months           Inception)
                                       Ended June 30     Ended June 30         Ended June 30     Ended June 30         To June 30
                                            2001              2000                  2001             2000                2001
                                       -------------     -------------         -------------     -------------       -------------
Cash Flows From
Financing Activities

Proceeds From Issuance
Of Common Shares                                -              100,000                22,400           100,000             187,400
                                       -------------     -------------         -------------     -------------       -------------

Net Cash Provided By
Financing Activities                            -              100,000                22,400           100,000             187,400
                                       -------------     -------------         -------------     -------------       -------------

Net Increase (Decrease)
In Cash                                       (5,123)            2,141                   152             2,606                 273

Cash At Beginning
Of Period                                      5,396               479                   121                14                -
                                       -------------     -------------         -------------     -------------       -------------

Cash At End Of Period                  $         273     $       2,620         $         273     $       2,620       $         273
                                       =============     =============         =============     =============       =============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                          EMPYREAN COMMUNICATIONS INC.
                         (A DEVELOPMENT STAGE COMPANY)
               STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
       for the period April 30, 1998 (Date of Inception) to June 30, 2001
                      (Stated in US Dollars)   (Unaudited)
                                                ---------

                                                                                                 Deficit
                                                                                                Accumulated
                                                                                Additional       During the
                                           Common                                 Paid-in        Development
                                           Shares          Par Value              Capital            Stage               Total
                                       -------------     -------------         -------------     -------------       -------------
    Net loss for the period                  -           $        -            $        -        $        (850)      $        (850)

   Balance, as at December 31, 1998          -                    -                     -                 (850)               (850)
       For cash:
Capital stock issued pursuant to an
   offering at- $0.001                  5,000,000                5,000                  -                 -                  5,000

Capital stock issued pursuant to an
   offering memorandum at - $0.50          31,000                   31                15,469              -                 15,500

For acquisition of Qiblah
   Technologies Ltd.                    5,000,000                5,000                  -                 -                  5,000

    Net loss for the year                    -                    -                     -              (33,126)            (33,126)

   Balance, as at December 31, 1999    10,031,000               10,031                15,469           (33,976)             (8,476)

       For cash:

Capital stock subscribed pursuant to a
   subscription agreement at - $0.50      200,000                  200                99,800              -                100,000

Pursuant to the exercise of warrants
   at - $0.50                              89,000                   89                44,411              -                 44,500

Shares issued as partial payment of
   license fee at - $3.31                   2,000                    2                 6,623              -                  6,625

    Non-cash compensation charge             -                    -                  519,120              -                519,120
      Net loss for the period                -                    -                     -             (696,287)           (696,287)

Balance, as at December 31, 2000       10,322,000        $      10,322         $     685,423     $    (730,263)      $     (34,518)

      For cash:

Pursuant to the exercise of warrants
   at - $0.50                              44,800                   45                22,355              -                 22,400

For acquisition of Empyrean
   Communications                      15,000,000               15,000            23,906,011           (69,008)         23,852,003

      Net loss for the year                  -                    -                     -             (543,633)           (543,633)

    Balance, as at June 30, 2001       25,366,800               25,367            24,613,789        (1,342,904)         23,296,252


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                          EMPYREAN COMMUNICATIONS, INC
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 JUNE 30, 2001.
                             (Stated in US dollars)
                             ----------------------
                                    Unaudited
                                    ---------


Note 1    Interim Reporting
          -----------------

          While the information presented in the accompanying interim six months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the company's December 31, 2000 annual financial statements.


Note 2    Common Stock
          ------------

          Commitment

          Share Purchase Warrants

          At June 30, 2001, there are no share purchase warrants are outstanding.

          Share Purchase Options

          At June 30, 2001, there are 800,000 share purchase options are outstanding. Each option entitles the holder to purchase one additional share of the company at $0.75 per share until April 17, 2010.

                          EMPYREAN COMMUNICATIONS, INC
NOTES TO THE FINANCIAL STATEMENTS FOR THE THREE MONTHS AND SIX MONTHS PERIODS
   ENDED JUNE 30, 2001 AND JUNE 30, 2000 AND FOR THE PERIOD APRIL 30, 1998
                       (INCEPTION) THROUGH JUNE 30, 2001.


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

2.  FINANCING


                                          Common                     Additional
                                          Shares                      Paid-in
                                            #         Par Value       Capital
                                          -------     ---------       -------
    Balance, December 31, 2000          10,322,000    $  10,322      $   685,423
    Issuance of shares:
    - pursuant to the exercise
       of warrants
    - at $0.50 per share                    44,800           45           22,355

    - pursuant to acquisition
       of Empyrean Communications,
       Inc.                             15,000,000       15,000       23,906,011
                                        ----------    ---------      -----------
    Balance, June 30, 2001              25,366,800    $  25,367      $24,613,789
                                        ==========    =========      ===========


    The capital raised was used to fund operations. The Company anticipates needing additional capital to fund operations during the upcoming year. The Company intends to raise capital through a combination of the private placement of its securities, establishing operating lines of credit, and through the sale of product.

3.  RELATED PARTY TRANSACTIONS

    On January 12, 2000, the company acquired the shares of Qiblah International Industries Ltd. (Qiblah"). Qiblah, was a private company controlled by a significant shareholder of the Company. On January 19, 2000, two directors
    of Qiblah became directors of the company.    On March 8, 2001 the company
    completed the purchase of Empyrean Communications, Inc. on a share for share basis and issued 15,000,000 shares of the company's common stock. Two former directors of Qiblah resigned their positions with the company and three directors of the former Empyrean Communications became directors of the company. Loans payable at June 30, 2001 includes $Nil (2000: $Nil) owing to directors of the Company


4.  DESCRIPTION OF SECURITIES

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

Item 1.  Legal Proceedings.

         None;

Item 2.  Changes in Securities and Use of Proceeds.

         During the first quarter of 2001, the Company issued 15,000,000 restricted shares of common stock to the shareholders of record of the private company purchased, Empyrean Communications, Inc. The shares issued were:

--------------------------------------------------------------------------------
   STOCKHOLDERS                      EMPYREAN                        DIRECTION
   ------------                      --------                        ---------
                                      SHARES                          SHARES
                                      ------                          ------
                                   SURRENDERED                       RECEIVED
                                   -----------                       --------
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
VNET INVESTMENT COMPANY             12,500,000                      12,500,000
12115 N 1-35 SERVICE ROAD
OKLAHOMA CITY, OKLAHOMA 73131
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
RENAUD FAMILY TRUST                  1,000,000                       1,000,000
2920 SHADOWBRIAR DRIVE 31328
HOUSTON TEXAS 77082
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
STARBRIGHT MMG LIMITED PARTNERSHIP     250,000                         250,000
2832 BELLEVUE AVE
W. VANCOUVER B.C.  CANADA
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
QUADRANT FINANCIAL INC.                250,000                         250,000
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
801 S. RODNEY PARHAM #34E
LITTLE ROCK ARKANSAS 72205-4877
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                                                EMPYREAN COMMUNICATIONS, INC

Date:   08/15/01                                By: /s/ Dale Renaud
                                                President and Director


Date:   08/15/01                                By: /s/ George Burks
                                                Secretary/Treasurer and Director