Form 10QSB
period 2001-09-30
EMPYREAN COMMUNICATIONS INC
filed 2001-11-19
CIK 1076886

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                    Form 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2001

--------------------------------------------------------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from          to

Commission File No. 0-30118

EMPYREAN COMMUNICATIONS, INC.
--------------------------------------------------------------------------------
(Name of Small Business Issuer in its Charter)

             NEVADA                                       88-0413417
     -------------------------------              ------------------------------
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

                  September 30, 2001:  Common Stock - 25,366,800

                       DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this report.

Transitional Small Business Issuer Format    Yes      No  X
                                                -----   -----

                              EMPYREAN COMMUNICATIONS INC.
                                     TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION                                           PAGE

Item 1.  Financial Statements:

Balance Sheets as of September 30, 2001 and
December 31, 2000                                                              5

Statements of Operations for the three months ended
September 30, 2001 and September 30, 2000 and the Nine months ended
September 30, 2001 and September 30, 2000 and from Inception through
September 30, 2001                                                             6


Statements of Cash Flow for the three months ended
September 30, 2001 and September 30, 2000 and the Nine months ended
September 30, 2001 and September 30, 2000 and from Inception through
September 30, 2001                                                             7


Notes to Financial Statements for the three months ended
September 30, 2001 and September 30, 2000 and the Nine months ended
September 30, 2001 and September 30, 2000 and from Inception through
September 30, 2001                                                            11

Item 2.  Management's Plan of Operations                                      12

PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings                                                    13

Item 2.  Changes in Securities                                                13

Item 3.   Defaults upon Senior Securities                                     13

Item 4.   Submission of Matters to a Vote of Securities Holders               13

Item 5.   Other Information                                                   13

Item 6.   Exhibits and Reports on Form 8 - K                                  13

Signatures                                                                    13

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

                       EMPYREAN COMMUNICATIONS INC.
                       (A DEVELOPMENT STAGE COMPANY)
                              BALANCE SHEETS
                   September 30, 2001 and December 31, 2000
                          (Stated in US Dollars)
                                Unaudited
                                ---------

                                 ASSETS
                                 ------

                                              September 30,2001     Dec 31,2000
                                              -----------------     -----------

Current
     Cash                                        $         781    $         121
     Prepaid Expenses                                     -              16,000
                                                 -------------    -------------
                                                           781           16,121

Bandwith Contract - (Empyrean Communications)       23,920,010             -
                                                 -------------    -------------
        Total Assets                             $  23,920,791    $      16,121
                                                 -------------    -------------

                               LIABILITIES
                               -----------

Current
     Accounts Payable                            $     770,391    $      50,639
                                                 -------------    -------------
        Total Current Liabilities                      770,391           50,639
                                                 -------------    -------------
        Total Liabilities                              770,391           50,639
                                                 -------------    -------------

                       STOCKHOLDERS' EQUITY (DEFICIENCY)
                       ---------------------------------

Share Capital

Authorized:
   50,000,000 common shares, $0.001 par value
   10,000,000 preferred shares, $0.001 par value

Issued:
   25,366,800 common shares                         24,639,156          695,745

Deficit Accumulated During The Development Stage    (1,488,756)        (730,263)
                                                 -------------    -------------
                                                    23,150,400          (34,518)
                                                 -------------    -------------
                                                 $  23,920,791    $      16,121
                                                 -------------    -------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                       EMPYREAN COMMUNICATIONS INC.
                       (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF LOSS AND DEFICIT

FOR THE THREE MONTHS AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000 AND FOR THE PERIOD APRIL 30, 1998 (INCEPTION) THROUGH
                             SEPTEMBER 30, 2001.
                            (Stated in US Dollars)
                                 Unaudited
                                 ---------

                         Three Months          Three Months        Nine Months          Nine Months         April 30, 1999
                            Ended                 Ended              Ended                Ended               (Date of
                         September 30,         September 30,      September 30,        September 30,        Inception) to
                            2001                  2000               2001                 2000              September 30,
                                                                                                                2001
                        --------------       --------------       --------------      --------------      --------------
Sales                   $         -          $         -          $         -         $         -         $         -
Gross Profit                      -                    -                    -                   -                   -
Operating Expense              145,852               58,633              719,064             108,189           1,513,333
                        --------------       --------------       --------------      --------------      --------------
Loss before other items       (145,852)             (58,633)            (719,064)           (108,189)         (1,513,333)

Other Items
  Excess Value of Shares
  Issued On Investment            -                    -                    -                   -                 (1,048)
  Expense recoveries              -                    -                  29,577                -                 29,577

Share of Loss of
 Qiblah Tech. Ltd.                -                    -                    -                   -                 (3,952)
                        --------------       --------------       --------------      --------------      --------------

Net Loss for the Period       (145,852)             (58,633)            (689,487)           (108,189)         (1,488,756)

Deficit Beginning of
 Period                     (1,342,904)             (83,532)            (730,263)            (33,976)              -
                        --------------       --------------       --------------      --------------      --------------


Deficit End of Period   $   (1,488,756)      $     (142,165)      $   (1,419,750)     $     (142,165)     $   (1,488,756)
                        ==============       ==============       ==============      ==============      ==============

Loss Per Share          $        (0.00)      $        (0.00)      $        (0.00)     $        (0.00)     $        (0.00)



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                       EMPYREAN COMMUNICATIONS INC.
                       (A DEVELOPMENT STAGE COMPANY)
                         STATEMENTS OF CASH FLOWS

   FOR THE THREE MONTHS AND NINE MONTHS PERIODS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000 AND FOR THE PERIOD APRIL 30, 1998 (INCEPTION) THROUGH
                            SEPTEMBER 30, 2001.
                          (Stated in US Dollars)
                                Unaudited
                                ---------

                                 Three Months          Three Months        Nine Months          Nine Months         April 30, 1999
                                    Ended                 Ended              Ended                Ended               (Date of
                                 September 30,         September 30,      September 30,        September 30,        Inception) to
                                    2001                  2000               2001                 2000              September 30,
                                                                                                                        2001
                                --------------       --------------       --------------      --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                      $     (145,852)      $      (58,633)      $     (689,486)     $     (108,189)     $   (1,488,756)
Add:  Items Not
  Affecting Cash
   Share Of Qiblah
   Tech Ltd.  Loss                        -                    -                    -                   -                  3,952
   Excess Value Of Shares
   Issued On Investment                   -                    -                    -                   -                  1,048
   Shares issued to pay expenses          -                    -                    -                   -                  6,625
   Non-cash compensation charge           -                    -                    -                   -                519,120
   Expense recovery                       -                    -                  29,577                -                 29,577
                                --------------       --------------       --------------      --------------      --------------
                                      (145,852)             (58,633)            (719,063)           (108,189)           (987,588)
                                --------------       --------------       --------------      --------------      --------------

Changes In Non-Cash
Working Capital Items

   Prepaid Expenses                       -                  10,000               16,000             (46,000)               -
   Accounts Payable                    146,360               14,698              661,435              29,823             831,081
   Loans Payable                          -                  (8,500)                -                 (1,000)               -
   Inventory                              -                 (10,000)                -                (24,463)               -
                                --------------       --------------       --------------      --------------      --------------

Net Cash (Used) From
Operating Activities                       508              (52,435)             (41,628)           (149,829)           (156,507)
                                --------------       --------------       --------------      --------------      --------------

Cash Flow Used For Investing
Activities Acquisition of
License Fees                              -                    -                    -                   -                (50,000)
Acquisition of Empyrean
Communications                            -                    -                  19,888                -                 19,888
                                --------------       --------------       --------------      --------------      --------------
Net Cash Used For
Investment Activities                     -                    -                  19,888                -                (30,112)
                                --------------       --------------       --------------      --------------      --------------

                       EMPYREAN COMMUNICATIONS INC.
                       (A DEVELOPMENT STAGE COMPANY)
                         STATEMENTS OF CASH FLOWS

   FOR THE THREE MONTHS AND NINE MONTHS PERIODS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000 AND FOR THE PERIOD APRIL 30, 1998 (INCEPTION) THROUGH
                            SEPTEMBER 30, 2001.
                          (Stated in US Dollars)
                                Unaudited
                                ---------

                                 Three Months          Three Months        Nine Months          Nine Months         April 30, 1999
                                    Ended                 Ended              Ended                Ended               (Date of
                                 September 30,         September 30,      September 30,        September 30,        Inception) to
                                    2001                  2000               2001                 2000              September 30,
                                                                                                                        2001
                                --------------       --------------       --------------      --------------      --------------
Cash Flows From
0Financing Activities

Proceeds From Issuance
Of Common Shares                          -                   6,625               22,400             106,625             187,400

Share subscription                        -                  43,500                 -                 43,500                -
                                --------------       --------------       --------------      --------------      --------------

Net Cash Provided By
Financing Activities                      -                  50,125               22,400             150,125             187,400
                                --------------       --------------       --------------      --------------      --------------

Net Increase (Decrease)
In Cash                                    508               (2,310)                 660                 296                 781

Cash At Beginning
Of Period                                  273                2,620                  121                  14                -
                                --------------       --------------       --------------      --------------      --------------
Cash At End Of Period           $          781       $          310       $          781      $          310      $          781
                                ==============       ==============       ==============      ==============      ==============



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                          EMPYREAN COMMUNICATIONS INC.
                          (A Development Stage Company)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
     for the period April 30, 1998 (Date of Inception) to September 30, 2001
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------

                                                                                            Deficit
                                                                                           Accumulated
                                                                          Additional        During the
                                      Common                               Paid-in         Development
                                      Shares            Par Value          Capital             Stage          Total
Net loss for the period                  -           $       -         $       -         $       (850)   $       (850)
                                   ----------        ------------      ------------      ------------    ------------

Balance, as at December 31, 1998         -                   -                 -                 (850)           (850)
For cash:
Capital stock issued pursuant
to an offering at - $0.001          5,000,000               5,000              -                 -              5,000
Capital stock issued pursuant
to an offering memorandum
at - $0.50                             31,000                  31            15,469              -             15,500
For acquisition of Qiblah
Technologies Ltd.                   5,000,000               5,000              -                 -              5,000
Net loss for the year                    -                   -                 -              (33,126)        (33,126)
                                   ----------        ------------      ------------      ------------    ------------

Balance, as at December 31, 1999   10,031,000              10,031            15,469           (33,976)         (8,476)
For cash:
Capital stock subscribed
pursuant to a subscription
agreement at - $0.50                  200,000                 200            99,800              -            100,000
Pursuant to the exercise
of warrants at - $0.50                 89,000                  89            44,411              -             44,500
Shares issued as partial
payment of license fee
 at - $3.31                             2,000                   2             6,623              -              6,625
Non-cash compensation charge             -                   -              519,120              -            519,120
Net loss for the period                  -                   -                 -             (696,287)       (696,287)
                                   ----------        ------------      ------------      ------------    ------------

Balance, as at December 31, 2000   10,322,000        $     10,322      $    685,423       $  (730,263)   $    (34,518)
                                   ----------        ------------      ------------      ------------    ------------

For cash:
Pursuant to the exercise
of warrants at - $0.50                 44,800                  45            22,355              -             22,400
For acquisition of Empyrean
Communications                     15,000,000              15,000        23,906,011           (69,008)     23,852,003

Net loss for the year                    -                   -                 -             (543,633)       (543,633)
                                   ----------        ------------      ------------      ------------    ------------

Balance, as at September 30, 2001  25,366,800              25,367        24,613,789        (1,342,904)     23,296,252
                                   ==========        ============      ============      ============    ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                          EMPYREAN COMMUNICATIONS INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001.
                              (Stated in US dollars)
                              ----------------------
                                     Unaudited
                                     ---------


Note 1     Interim Reporting
           -----------------

           While the information presented in the accompanying interim Nine months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the company's December 31, 2000 annual financial statements.


Note 2     Common Stock
           ------------

           Commitment

           Share Purchase Warrants

           At September 30, 2001, there are no share purchase warrants outstanding.

           Share Purchase Options

           At September 30, 2001, 800,000 share purchase options are outstanding. Each option entitles the holder to purchase one additional share of the company at $0.75 per share until April 17, 2010.


Note 3     Subsequent Events
           -----------------

           On October 17, 2001, the Company approved a Reverse Split of the issued and outstanding shares on a new share for twenty old shares basis. Any fractional shares will be rounded up. Effective date of the Reverse Split is October 31, 2001.

           The Board rescinded its previous decision of June 8, 2001 to spin off the communications assets to Empyrean International, Inc., a subsidiary of Empyrean Communications, Inc., in exchange for 1,000,000 shares of Empyrean International, Inc., to be distributed in total as a dividend to registered shareholders of Empyrean Communications, Inc. as of August 30, 2001.

           On November 1, 2001 the Company approved issuance of 1,000,000 shares of common stock to Mr. Tom McCrimmon for consulting services, 1,000,000 shares of common stock to Mr. Robert Lee for consulting services and 5,000,000 shares of common stock to Empyrean International Inc., a subsidiary of Empyrean Communications, Inc, for agreeing to reverse the previous spin-off action of the broadband and basalt aspects of the company's business after having enhanced original bandwidth contract terms by approximately $5,000,000.

           On November 14, 2001 Director Ken Liebscher, representing a group of minority stockholders made a request of management to review the issuance of stock to Mr. McCrimmon and Mr. Lee, as approved by the Board in their meeting of November 1, 2001. Management has agreed to review the matter for content and purpose and upon completion of its review will present its recommendations at a Special Called Board Meeting.

           On November 15, 2001 Management met with and requested its SEC approved CPA Firm, Dickey, Rush, Duncan, Ansell & Co. P.C. to perform a complete review of its current financial status and its 2001 SEC filings. In addition the Firm was employed to complete the year-end audit. Management is anticipating the review findings in sufficient time to review and incorporate all financial adjustments, if any should be required, for the year-end audit.


                            EMPYREAN COMMUNICATIONS, INC
 NOTES TO THE FINANCIAL STATEMENTS FOR THE THREE MONTHS AND NINE MONTHS PERIODS
  ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000 AND FOR THE PERIOD APRIL 30,
                     1998 (INCEPTION) THROUGH SEPTEMBER 30, 2001.


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

2.  FINANCING

                                         Common                    Additional
                                         Shares                      Paid-in
                                           #         Par Value       Capital
                                       ----------    ----------    ----------
    Balance, December 31, 1999               -       $     -       $     -
    Issuance of shares:
    - pursuant to offering memorandum
       for cash
    - at $0.50 per share                   31,000            31        15,469
    - at $0.001 per share               5,000,000         5,000          -
    - pursuant to acquisition of
       Qiblah Technologies Limited      5,000,000         5,000          -

    - pursuant to a Reg. S
       Investment for cash
            - At $0.50 per unit           200,000           200        99,800
    - pursuant to set up of
       company in UAE                       2,000             2         6,623
            - At $3 5/16 per share
                                       ----------    ----------    ----------

    Balance, September 30, 2001        10,233,000    $   10,233    $  121,892
                                       ==========    ==========    ==========

    The capital raised was used to fund operations. The Company anticipates needing additional capital to fund operations during the upcoming year. The Company intends to raise capital through a combination of the private placement of its securities, establishing operating lines of credit, and through the sale of product.

3.  RELATED PARTY TRANSACTIONS

    On January 12, 2000, the company acquired the shares of Qiblah International Industries Ltd. ("Qiblah"). Qiblah was a private company controlled by a significant shareholder of the Company. On January 19, 2000, two directors of Qiblah became directors of the company. Accounts payable at September 30, 2001 includes $50,000 (1999: $50,000) owing to E.T.C. Industries Ltd., a company with a common director. Loans payable at September 30, 2001 includes $2,500 (2000: $Nil) owing to directors of the Company. During the third quarter, the Company approved to effect a "spin-off" of all assets pertaining to the Broadband and Basalt aspects of its business to Empyrean Enterprises, Inc. a company controlled by a Director of Empyrean Communications, Inc. The stated assets and liabilities spun off will be exchanged for 1,000,000 shares of Empyrean Enterprises, Inc. These shares will be escrowed and distributed pro-rata, total, to stockholders registered as of August 31, 2001.

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

During the second quarter the Company purchased Empyrean Communications, Inc. on a share for share basis and issued 15,000,000 of the company's common stock. Subsequently the company divested itself of the Qiblah division for one dollar. The Directors of the company, Rolf Papsdorf and Dieter Schindelhauer resigned from the Board of Directors of the company and Dale Renaud, George Burks, and Robert Lee were added to the Board of Directors. Dale Renaud was elected the new President and George Burks as Secretary/Treasurer.

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

During the third quarter, the Company approved to effect a "spin-off" of all assets pertaining to the Broadband and Basalt aspects of its business to Empyrean Enterprises, Inc. a company controlled by a Director of Empyrean Communications, Inc. The stated assets and liabilities spun off will be exchanged for 1,000,000 shares of Empyrean Enterprises, IncThese shares will be escrowed and distributed pro-rata, total, to stockholders registered as of August 31, 2001.


LIQUIDITY.

During the next 12 months, the Company will need significant working capital to fund its marketing efforts and to manufacture product. The Company intends to obtain working capital from the sale of product and through private investments made by third parties. During the quarter, the Company approved the issuance of 15,000,000 shares as the purchase price of Empyrean Communications, Inc. A finders fee for this transaction will be paid to Sundance Capital Group and is included in accounts payable.

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
801 S. RODNEY PARHAM #34E
LITTLE ROCK ARKANSAS 72205-4877
--------------------------------------------------------------------------------


     Item 3.     Defaults Upon Senior Securities.

                 None;

     Item 4.     Submission of Matters to a Vote of Security Holders.

                 None;

     Item 5.     Other Information.

                 On March 3, 2000 the Company was cleared by the NASD for trading on the OTC Bulletin Board. The symbol was DRCG. Subsequently the symbol was redesignated as EPYC.

     Item 6.     Exhibits and Reports on Form 8-K.

                 (a)     Exhibits

                         None

                 (b)     Reports on Form 8-K.

                         March 8, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            EMPYREAN COMMUNICATIONS, INC.

Date:     11/19/01                          By: /s/ Dale Renaud
                                            President and Director


Date:     11/19/01                          By: /s/ Robert L. Lee
                                            Director