Form 10KSB
period 2001-12-31
EMPYREAN COMMUNICATIONS INC
filed 2002-05-16
CIK 1076886

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF

1934 [NO FEE REQUIRED]

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

Under Section 12(b) or (g) of the Securities and Exchange Act of 1934.

EMPYREAN COMMUNICATIONS, INC.

----------------------------

(Name of Small Business Issuer in its charter)

Nevada	000-30118	88-0413417
State or other jurisdiction of incorporation	Commission File Number	IRS Identification No.

2537 South Gessner, Suite 114, Houston Texas 77063

-------------------------------------------

Address of principal executive offices) (Zip Code)

Issuer's telephone number: (713) 260-7263

-------------------------------------------

Direct Technologies, Inc.

-----------------------------

(Former Name)

Securities to be registered pursuant to Section 12(b) of the Act:

None

Title of each class Name of each exchange on which

to be so registered each class is to be registered

None

---------------------------------- -------------------------------------

None

---------------------------------- -------------------------------------

Securities to be registered pursuant to Section 12(g) of the Act:

Title of Class: Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

There were no revenues generated during the fiscal year ended December 31, 2001.

The Aggregate market value of the voting and no-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of May 14, 2002: $282,935.60

Number of shares of Common Stock, $0.001 par value per share, of the registrant outstanding as of December 31, 2001: 24,268,348.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated herein by reference.

Transitional Small Business Issuer Format Yes No X

---- ----

PART I.

ITEM 1. DESCRIPTION OF BUSINESS.

(a) Business Development.

Empyrean Communications, Inc., a Nevada corporation ("Company"), was originally organized on April 30, 1998 as Fuji International, Inc.; the name was changed on December 28, 1998 to Direction Technologies, Inc. In March of 2001, Direction Technologies, Inc., merged with Empyrean Communications, Inc., and the name was changed to Empyrean Communications, Inc., The business office of the Company is located at 2537 South Gessner, Suite 114, Houston Texas 77063. The Company operates on the calendar fiscal year. Currently, the Company has no employees. The Company anticipates diversifying its asset holdings with the intent of being in a better positioned to improve its anticipated income position. Management feels that such diversification may be a hedge against the continuing concerns involving raising capital to funds its operations and diversify its holdings, and will produce a direct and tangible benefit to the Company in the next year.

(b) Business of Issuer.

Empyrean Communications, Inc. was formed as a private company in 2000 to provide optical digital broadband service on both a domestic and international basis. Utilization of the latest technical applications was to enable Empyrean to meet the voice, data and video communications needs of business customers on a single network. Empyrean's planned all "optical" network was to interface with private lines and private networks, coaxial cable, optical fiber, wireless networks and DSL enhanced circuits designed to provide seamless service to customers. The network would utilize IP technology incorporating network scalability and was to be managed through operating centers located at key nodes to provide secure, high quality broadband services.

Empyrean Communications, Inc. was originally intended to be a broadband provider capable of delivering fiber capacity to OC-192 levels. Empyrean intended to direct its marketing efforts towards Multi-Media Broadcast & Content Delivery markets via DSL users in a scalable manner. Empyrean's mission was to "light up" the 29,000 miles of fiber-optical digital broadband it had under contract. This would provide Empyrean's future clients with the ability to purchase, rent lease or joint venture smaller configurations of bandwidth such as the OC-12, OC-3 and DS3 levels. These capacity levels have a greater demand and could generate much higher revenue streams than the larger OC-48's.

Industry Trends

Although the trends in the Broadband Sector were favorable to Empyrean early in the year 2001, the current plights of leading Broadband Companies such as Enron, Global Crossing and Williams changed very rapidly as the year progressed. Late in the year and the early part of 2002, Management determined that Empyrean needed to reevaluate its position in the broadband arena.

Regulation: The telecommunications industry underwent significant regulatory and technological changes over the past decades; however, in late 2001 and early 2002, a number of bandwidth companies came under careful scrutiny by the federal government as a result of the Enron failures. Empyrean management felt that the initiation and implementation of additional legislative action by the federal government would place an extreme burden on small companies to exist.

Legislation: The Company has become concerned that legislation will be enacted by federal and state governments, in an attempted to deal with problems encountered by national telecommunication companies, which will restrict companies entering the market from competing with established companies.

Empyrean Target Market

Empyrean's initial target market was to consist of large national ISPs, governments, government agencies, financial institutions, electric utilities, colleges and universities, health care, banks, and brokerage houses located in North America. Empyrean saw the key to capturing its share of this market as one of creating a solid and recognizable identity within the industry and among potential and future clients. Although this goal continues to remain a viable approach, the decrease in the amount of available capital funding in the marketplace today has caused Empyrean to reconsider its objectives.

Competition

Empyrean understood the market conditions that prevailed early in 2001. The Company believed it was in a unique position in relation to its competitors. The majority of Empyrean's competition has been committed to infrastructures that could not be reasonably upgraded. Previous capital expenditures currently committed by competitors could not be disregarded at will, without the consequences of severe income pressures, a condition that has proven to be a significant reality today.

However, during the later part of 2001, Empyrean recognized that funds from conventional sources, including private financing, were not as available as in past years. Empyrean also began to question the ability to secure funding from non-conventional means for small companies in the communication business. Given these warning signs, management found itself faced with a virtually inescapable conclusion; to seek an opportunity to diversify into an area that shows exponential potential for growth, rather than constriction.

Future Outlook.

After carefully re-visiting the plans and objectives of Empyrean over the last quarter of 2001 and the first quarter of 2002, management has decided to re-direct the Company away from the direct broadband business

ITEM 2. PROPERTIES

Empyrean does not own any real property. Current lease contract is for 140 square feet office in an Executive Suite located at 2537at 2537 South Gessner Rd., Suite 114, Houston Texas, 77063. The terms of the lease covers a period of month to month at a rate of $500.00 per month.

ITEM 3. LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On or about July 30, 2002, the Company will hold its Annual Shareholders Meeting to deal with normal business. In addition, the shareholders will be asked to vote on changes to its Articles of Incorporation incorporating a name change, expanding voting rights for holders of Preferred Stock of the Company, and increases in the Company's authorized common stock.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDERS MATTERS.

On March 3, 2000 the Company was cleared by the NASD for trading on the OTC Bulletin Board. The symbol under the name Empyrean Communications, Inc., is EPYR

At the present time, there are no assets available for the payment of dividends on the Shares. The Company does not anticipate paying any dividends in the next twelve months.

The Articles of Incorporation currently authorize the issuance of 50,000,000 shares of common stock, with a par value of $0.001. The holders of the Shares: (a) have equal ratable rights to dividends from funds legally available therefore, when, as, and if declared by the Board of Directors of the Company; (b) are entitled to share ratably in all of the assets of the Company available for distribution upon winding up of the affairs of the Company; (c) do not have preemptive subscription or conversion rights and there are no redemption or sinking fund applicable thereto; and (d) are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of shareholders. These securities do not have any of the following rights: (a) cumulative or special voting rights; (b) preemptive rights to purchase in new issues of Shares; (c) preference as to dividends or interest; (d) preference upon liquidation; or (e) any other special rights or preferences. In addition, the Shares are not convertible into any other security. There are no restrictions on dividends under any loan other financing arrangements or otherwise. See a copy of the Articles of Incorporation, and an amendment thereto, and Bylaws of the Company, attached as Exhibit 3.1, Exhibit 3.2, and Exhibit 3.3, respectively, to this Form 10-SB/A. As of December 31, 2001, the Company had 24.268,348 shares of common stock outstanding.

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

Share Purchase Warrants

At December 31, 20010, no share purchase warrants were outstanding.

Share Purchase Option

At December 31, 2001, 65,000 share purchase options were outstanding. Each option entitles the holder to purchase one additional share of the company at $15.00 per share until April 17, 2010.

Dividends.

The Company does not currently intend to pay cash dividends. The Company's proposed dividend policy is to make distributions of its revenues to its stockholders when the Company's Board of Directors deems such distributions appropriate. Because the Company does not intend to make cash distributions, potential shareholders would need to sell their shares to realize a return on their investment. There can be no assurances of the projected values of the shares, nor can there be any guarantees of the success of the Company. A distribution of revenues will be made only when, in the judgment of the Company's Board of Directors, it is in the best interest of the Company's stockholders to do so. The Board of Directors will review, among other things, the investment quality and marketability of the securities considered for distribution; the impact of a distribution of securities on its customers, joint venture associates, management contracts, other investors, financial institutions, and the company's internal management, plus the tax consequences and the market effects of an initial or broader distribution of such securities.

Transfer Agent.

The Company has engaged the services of Pacific Stock Transfer Company, 500 E. Warm Springs Road, Suite 240, Las Vegas, NV 89119, to act as transfer agent and registrar.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Company management has determined (see Part 1, Item # 1), to guide the company into a new direction away from the broadband industry. In February of 2002, the Company acquired, by way of a stock swap, two Virginia fiber-manufacturing companies, Belfiber Company and Basalt Fiber Company. In so doing, the Company acquired 100% of all outstanding stock of both companies, and intends to direct all of its efforts to the development of these companies, as well as possible future acquisitions within the same scope of business.

BASALT FIBER COMPANY

Executive Summary

By focusing on its unique strengths, key customers, niche markets, Basalt Fiber Company ("Basalt Fiber") will attempt to penetrate the industrial fiber market, while striving to meet projected sales goals, and produce a favorable gross margin on sales, cash management and working capital.

Basalt Fiber Company was formed to produce coated mineral fiber in the form of continuous basalt glass filament to satisfy the high-quality segment of the nine-million-ton worldwide market for reinforcement of epoxy resins, gasket materials, fine paper and other products. The basalt products produced for the thermal insulation, acoustic and corrosion resistive application offers an extremely large market potential. The short-term goal of Basalt Fiber is to optimize a continuous basalt glass filament manufacturing plant with a minimum of investment. The emphasis will be on attracting capital to build a manufacturing facility and to grow production capacity to create a profitable operation. A price premium is currently available due to the supply and demand imbalance, and a lack of competition.

Corporate Mission

Basalt Fiber Company is a Virginia Corporation created for the sole purpose of introducing basalt fiber and related products to the American market. Basalt Fiber hopes to generate a fair return for shareholders and finance continued growth and development of quality products with earned profits. The Company hopes to maintain a friendly, fair and creative work environment, and one that respects diversity, new ideas and hard work.

Basalt Fiber anticipates that basalt fiber, in specific markets, will replace the commonly used E or S Glass products. Basalt fiber is an advanced technology for the fiber and composites industry that offers the potential to replace many of the conventional fiberglass products. Basalt Fiber expects to provide to its customers a reliable source of basalt products.

Products

Created in part by the United State Environmental Protection Agency's ban on asbestos, the Company believes that the available market in the United States for basalt filament is 100,000 tons per year today, and will grow rapidly once a national source is in commercial production.

Basalt Fiber will produce and market basalt glass filament, a filament relatively new to North America, which can be used instead of E-glass filament, and, in many cases, instead of S-glass and ECR-glass filament. Beyond the use as a replacement of E-glass filament, basalt glass filament can also be used in special applications where E-glass cannot be used due to its properties, such as in higher temperature applications. Since in these applications a much higher priced special glass and other filament are used, basalt glass filament can command higher prices, making the business more profitable.

Basalt Fiber will initially offer its products to their niche markets, asking a higher price for its filament, which will maximize return on equity for its investors. Later, as production capacity is added, penetration into larger, lower priced markets will be made with the intent of increasing sales and profits. Also, to maintain the market lead, the Company hopes to increase research and development, in order to maintain and potentially increase market and technology leadership.

Since Basalt Fiber expects to be the first in the western hemisphere to introduce this product, the Company will have to initially invest funds to optimize the bushing and melting technology. Existing technology is available and will be used for the initial installation and production. Development will start in 2002 to increase capacity and lower cost for the production of the filament.

Competitive Comparison

Because Basalt Fiber has technologically advanced properties, the Company expects that its major competitive strength will be the improvement in performance over current Fiberglass products, and its usage in unique applications, such assuch as filtration and separation at high temperatures, corrosive resistance to acid and alkali, higher insulation temperatures and stronger in tensile strength.

Sourcing

The basalt stone is in abundance throughout the Northeastern and Southeastern United States. The Company's location in Virginia gives it an advantage for purchasing the basalt stone from a number of locations. The Company can purchase a higher quality of basalt stone, which has already been tested, from New Jersey and North Carolina. Once sales increase, the Company expects it will be able to buy at better prices, based on higher volumes.

Test and certification of the basalt fiber is an important step in introducing the fiber to the available markets. Certain companies that have tested basalt fiber are in the process of providing the Company with the technical data that is received from the testing. The Company intends to undertake additional testing in the future, in hopes that new markets can be identified.

Technology

Within the next year, the Company hopes to have the ability to weave from Basalt Yarn custom orders for the composite industry. This will then give Basalt Fiber the ability to add value to the products sold and to increase its profit margin. Also, if the market expands in the use of basalt material, consideration will be given to the expansion of the manufacturing facilities and possibly the licensing of the technology, so that basalt product can be produced in other areas of the world.

MARKETING ISSUES:

Consumers:

Any application potentially using high strength, heat resistant fibers.

Competition:

Basalt Fiber knows of no current direct competition from existing companies. However, because the industry in general is highly competitive, the Company expects that competition will emerge in the next five (5) years.

Government & Industry:

The Company anticipates that Continuous basalt filament will have strong industrial and research support, and will be welcomed as an asbestos alternative with no negative health consequences.

Price Base:

Price of basalt fiber should be close to that of fiberglass, however, technical advantages over glass and special usage applications may command a premium for specific applications.

Technology:

Continuous basalt filament fiber has a melt point approaching that of ceramic fiber. In addition, basalt fiber can have high strength, excellent fiber/resin adhesion and ability to be easily processed using conventional processes and equipment. There is available technology to enhance the properties of basalt fibers.

The continuous basalt filament has a window of opportunity for acceptance in several new applications in the friction, textile, composites, cement, and paper industries. This window of opportunity should remain open for the next twenty-four (24) to thirty-six (36) months, provided that the Company can move swiftly enough to exploit this opportunity.

Applications:

Basalt fiber is the effective replacement for the ecology-dangerous asbestos, fiberglass and natural or synthetic fibers used in the manufacturing of technical fabrics. Basalt fiber and fabrics are far superior to other modern day fiber materials, in their properties and technical parameters - low volume mass, wide application temperature range, an ability to absorb water 10 times lower than the same parameter of glass or other fibers, high chemical resistance to alkali, acids and other aggressive environments, low thermal conductivity and high ability to absorb sound.

Unique modern ecology-safe technology, inexpensive raw materials, high mechanical, acoustic- thermal- and electric insulating, filtering and other properties of basalt fiber and derivative products are anticipated to be in demand in different segments of industry, such as:

Aviation (engine and parts insulation; acoustic insulation of exhaust systems in gas-dynamic units);

Electronic (fabrication of printed circuit boards with high thermal and stable electrical properties);

Refinery and chemical (used in filters to clean process air from dust and wastewater from oil products);

Automotive (engine and body insulation; used in brake shoe as alternative to asbestos);

Construction (nonflammable durable construction parts as alternative to wooden parts; soft and hard roof materials);

Machine building (shock-absorption pads for presses; thermal insulation for commercial and residential refrigerators; thermal insulation of tanks filled with liquid oxygen, nitrogen and other gases);

Shipbuilding (thermal insulation as alternative to asbestos);

Bag filters (Basalt Fiber is superior to traditionally used filter materials by their to ability to withstand high temperature, low ability absorb water (less than 1%), high chemical stability and low thermal conductivity).

Other Applications:

Friction:

Disc pads for cars, block for trucks and trailers, trains, buses, aircraft, anything that has motion must be stopped and therefore has a brake pad, machinery, motors, etc.

Non-Woven:

Filters, felted products (bags, padding, headliners), clothing, special blankets, molding blankets.

Woven:

Fire protection-clothing, cloths for high temperature applications.

Paints/Caulks/Coatings/Sealants:

Driveways, pools epoxies, high temp caulks, special sealers for cars, trucks, airplanes, industrial caulks and sealants.

Plastics:

Fenders, doors, panels, bumpers, hulls for boats, housings for chains saws, mowers, parts for numerous applications from bolts to valve covers, poles, fences, applications are limited to your imagination.

Cement:

Reinforcement for all kinds of cement, stucco, roads, decorative, pools etc. This is a huge market and we will have an advantage over glass because of our chemistry is alkaline resistant, this is a big plus and we could get a premium for what we will be replacing.

Heat Shields;

Around and in mufflers for cars, trucks, buses, lawnmowers, generators, and more, around gas tanks, under hood because of the increase in engine temperatures, on floors of cars, under the carpets.

Rubber:

Tires, gaskets, seals, and butyl.

Molding:

Used with different binders to mold almost anything, tables, computer housings this is another, you only have to use your imagination.

Asphalt/Bitumen:

In roads mineral fiber will reduce glare, make tire noise quieter, longer life, help dissipate water.

Paper:

Heat resistant papers for small ovens, irons and other small appliance, millboards for high temperature applications, specialty papers.

BELFIBER COMPANY

Executive Summary

Belfiber Company ("Belfiber") expects to begin sales in 2002, with a projection for sales of more than $2,000,000 in three years, while producing a high gross margin on sales and attractive cash flow with minimal working capital. This projection is speculative, and will depend on numerous factors, including, but not limited to market conditions, availability of materials and effectiveness of Belfiber's sales force.

Belfiber was formed to market imported basalt and fiberglass fiber materials. APC will combine with Belfiber to provide for an existing high margin product line serving the high-performance pulsejet segment of the high temperature filtration market while adding value to Belfiber's basalt and fiberglass materials. The basalt products that will be produced by APC for the thermal insulation, acoustic and corrosion resistant FRP applications offer a market potential for increasing sales and profit.

Belfiber's marketing plan calls for the filtration media products to be sold to bag and cartridge fabricators. The basalt needlefelts will be sold both through distribution and on a direct basis to large end-users.

Company Summary

Basalt products have been used in the former Soviet Union for a considerable length of time in both military and consumer product applications. Belfiber is in a position of producing and marketing new products that will be in demand to replace current fiber products, and increase the reliability of thermal products. The products manufactured and the new products developed will help accelerate market penetration and their applications of use.

Company History

Air Purator is a world leader in the production of fiberglass needle-felts for the filtration industry. Its products have been used in pulsejet filter bags for over 20 years and in high temperature filter cartridges for more than 10 years.

The original product was developed by Huyck Felt, an Austrian paper-making felt company, in the late 1970's to compete with the expanded PTFE membrane media patented by W.L. Gore and Associates in 1975. Huyck first established the business unit in Rennsaeler, New York and transferred it to its Mt. Hope Machinery division and relocated to its present Taunton, Massachusetts's location in 1985. Many of the present production personnel have been with the company since 1985.

Present management took over APC in late 2000, and has attempted to reestablish the company's value relative to membrane media. New products and customer-oriented sales efforts turned the company in a positive direction by mid-2001. The installation base is again increasing, overhead was reduced and APC became profitable in 2001.

Today, APC's product range has expanded to include five product lines used in all types of high temperature gas filtration and product collection.

Products

APC's needled fiberglass products are designed to withstand high temperatures and aggressive environments for particulate control and product recovery applications. With temperature capabilities ranging from 550 to 750 F, APC media products can be used in a wide range of manufacturing and process applications.

The basalt fiber felts are designed to offer thermal insulation with a useful temperature of 1800F, much higher than the 1200F of fiberglass. This temperature is close to that of ceramic, but without the associated health risks.

The following is a list and description of the products produced or anticipated to be produced by APC during the years 2002 and 2003:

Product Description

Huyglas - Economical fiberglass media designed for use in pulsejet baghouses operating at temperatures of up to 550F. An updated, high-value version was introduced 18 months ago, and is gaining market acceptance, particularly in the Asian market.

Dynaglas - Fiberglass media designed for high temperature, wire supported cartridge applications. Introduced into the North American market and being introduced into Europe by multi-national customers.

DynaPleat - Composite fiberglass media for use in unsupported high temperature cartridge applications. The product was introduced two years ago in field trials with several cartridge manufacturers with worldwide distribution. First orders occurred in 2001.

HuySeal - Gasketing and cuff material providing thickness and flexibility. It is a new product currently being introduced, with initial sales expected in mid-2002.

HuyFlex - Ultra-life fiberglass and PTFE composite media. In beta test with expected commercial status at end of 2002.

Competitive Comparison

APC's products will operate over a greater range of temperature and chemical conditions than the competitive bag media. Its products typically are installed after other products have failed due to their operating conditions. Our products are positioned at a higher price than woven fiberglass, which does not filter as efficiently, and at a lower price to membrane materials such as Gore-Tex, which is a more efficient filter but does not tolerate high temperature or the presence of liquid hydrocarbons as well as APC products.

APC has no direct competition to its fiberglass products. There is no current supplier of thin basalt felts to the North American market.

Future Products

Within the next year APC anticipates the development of a basalt fiber into a thin basalt fiber insulation mat. This will then give the ability to add value to Belfiber products.

APC is in the process of developing long-life filtration media for bags and cartridges using a composite support fabric constructed from glass and PTFE (polytetrafluoroethylene) yarns. A similar product from W.L. Gore and Associates has created a market for this type product, but management believes this product has technical weaknesses compared with APC filtration media. APC has recently introduced gasketing and pleatable cartridge materials that are still in the introductory and customer evaluation stages.

Market Analysis Summary

APC's fiberglass products serve the high temperature pulsejet (400-700F) filter market. The bag market segment is rapidly expanding as older baghouses using other technologies are replaced with the newer pulsejet technology. The high temperature cartridge market segment is also poised for rapid growth as APC has the first viable product (DynaPleat) for a pleated media that can operate above 425F.

The market for thin basalt felt is untouched as only thicker mats have been available, while the thinner mats offer conformability advantages for use in complex-shape insulation panels.

Product Distribution Patterns

APC has established a strategic partnership with Aeropulse Incorporated within the past year to increase APC's installation base through Aeropulse's sales in the United States and Asia, principally in the carbon black market.

APC is currently attempting to establish favorable relationships with the bag and cartridge manufacturers dealing in the high temperature market. APC has established relationships with fabricators within the past year, and anticipates sales from the Indian market and the China market. Negotiation is currently under way with a European representative who will be based in the UK.

Basalt products will initially be sold entirely through distribution to expedite their sales through existing networks.

New Company Summary

In accomplishing the re-direction from the Bandwidth Communications business, Empyrean management has recognized the vulnerability in its original holdings, and has therefore diversified into a manufacturing arena in which it has excellent management capabilities.

With the addition of Mr. Anthony Fanale and Mr. Michael Swink to the Board of Directors, Empyrean has added the hands-on and management expertise necessary to direct the company's activities successfully into the future. The new management style of the Company will be reflected by the participation of the owners.

Additionally, Empyrean Board of Directors elected to change the name of the Corporation from Empyrean Communications to Therma Tech Corporation to keep with the new direction the Company has taken.

ITEM 7. FINANCIAL STATEMENTS

Included herewith are the audited financial statements and Independent Auditors' Report for the year ended December 31, 2001:

EMPYREAN COMMUNICATIONS, INC.

(formerly Direction Technologies, Inc.)

(A Development Stage Company)

REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001 and 2000

(Stated in US Dollars)

INDEPENDENT AUDITORS' REPORT

To the Stockholders,

Empyrean Communications, Inc.

(formerly Direction Technologies, Inc.)

We have audited the accompanying consolidated balance sheets of Empyrean Communications, Inc. (formerly Direction Technologies, Inc.) and subsidiary as of December 31, 2001 and 2000 and the related consolidated statements of loss and deficit accumulated during the development stage, stockholders' deficiency and cash flows for the year ended December 31, 2001, for the period October 30, 2000 (Date of Incorporation) to December 31, 2000 and for the period October 30, 2000 (Date of Incorporation) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Empyrean Communications, Inc. (formerly Direction Technologies, Inc.) and subsidiary as of December 31, 2001 and 2000 and the results of their operations and their cash flows for the year ended December 31, 2001, for the period October 30, 2000 (Date of Incorporation) to December 31, 2000 and for the period October 30, 2000 (Date of Incorporation) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada	"AMISANO HANSON"
May 10, 2002	Chartered Accountants