Form 10QSB
period 2002-03-31
EMPYREAN COMMUNICATIONS INC
filed 2002-05-20
CIK 1076886

FORM 10-QSB

U.S. Securities and Exchange Commission

Washington, D.C 20549

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange of 1934 for the period ended March 31, 2002

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission file number: 0-30118

EMPYREAN COMMUNICATIONS, INC.

(Exact name of small business issuer as specified in its charter)

NEVADA	88-0413417
(State or Other Jurisdiction of Incorporation or organization)	(I.R.S. Employer I.D. No.)

2537 South Gessner, Suite 114

Houston, TX 77063

(Address of principal executive offices)

Issuer's telephone number: (713) 260-7236

Check whether the issuer

(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12months (or for such shorter period that the registrant was required to file such reports), and

(2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of March 31, 2002, there were 28,018,348 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Following are the un-audited financial statements for the period ended March 31, 2002.

EMPYREAN COMMUNICATIONS INC.
(A Development Stage Company)
BALANCE SHEETS
for the periods ended March 31,2001 and December 31, 2001
	31-Mar-02	31-Dec-01
	Unaudited
Assets
Cash	65	191
Prepaid expenses - see accompanying notes to financial statements	433,500	0

Total Assets	$433,565	$191

Liabilities
Accounts Payable - see accompanying notes to financial statements	479,041	969,217

Due to shareholders - see accompanying notes to financial statements	23,941	20,844

Total Liabilities	502,981	990,061
Stockholders Equity
Capital Stock
Authorized:
50,000,000 common shares, $0.001 par value
10,000,000 preferred sharess, $0.001 par value
Issued:
19,502,240 common shares - see accompanying notes to financial statements	19,795	16,045

Additional paid in capital	6,833,489	5,812,763
Deficit accumulated during the development stage	-6,922,701	-6,818,678

Total Stockholders Equity/(Deficit)	-69,417	-989,870

Liabilities and Shareholders Equity/(Deficit)	$433,565	$191

EMPYREAN COMMUNICATIONS INC.
(A Development Stage Company)
Income Statement
for the Three Months Ending March 31,2002 and 2001
with cumulative since inception
				10/30/2000 (Date of
	Unaudited			Incorporation) to
	March 31,2002	March 31,2001		March 31,2002
Operating Expenses	104,023		454,230	1,119,132
Operating Loss	(104,023)		(454,230)	(1,119,132)
Other Income/(Expenses)
Loss on write-off of technology				(5,843,140)
Miscellaneous Income				9,993
Gain on forgiveness of debt			29,577	29,578
Net Loss for the period	(104,023)		(424,653)	(6,922,701)

Basic loss per share	-0.01		-0.02
Shares Outstanding, 3/31/02,3/31/01	19,502,240	*	25,366,800
Weighted Average Shares Outstanding	797,293		255,201

* Net of Treasury Shares to be repurchased

EMPYREAN COMMUNICATIONS INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the three month periods ended March 31, 2002 and 2001
and for the period October 30,2000 (Date of Incorporation) to March 31, 2002
(Unaudited)
			October 30, 2000
	Three Months	Three Months	(Date of Incorporation)
	Ended	Ended	to
	March 31, 2002	March 31, 2001	March 31, 2002
Cash Flows used in Operating Activities
Net loss for the period	(104,023)	(523,240)	(6,922,701)
Items not affecting cash:
Loss on write-off of technology	-	-	5,843,140
Gain on forgiveness of debt	-	(29,577)	(29,578)
	(104,023)	(552,817)	(1,109,139)
Changes in non-cash working capital balances
balances related to operations:
Prepaid expenses	(433,500)	16,000	(417,500)
Accounts Payable	(490,176)	499,804	454,571
Net Cash (used by) from operating activities	(1,027,699)	(37,013)	(1,072,068)
Investing Activities
Cash acquired on business acquisition	-	19,888	316

Increase in shareholder loans	3,097		23,941
Net Cash (used by) from Investing Activities	3,097	19,888	24,257
Financing Activities
Exchange of debt for common shares	1,024,476	-	1,024,476.35
Proceeds from issuance of common shares	-	22,400	23,400
Net Cash (used by) from Financing Activities	1,024,476	22,400	1,047,876

Net increase (decrease) in cash during the period	(126)	5,275	65

Cash, beginning of the period	191	121	-
Cash, end of the period	65	5,396	65

Supplemental disclosure of cash flow information
Cash Paid for:
Interest	-	-	-
Income taxes	-	-	-

Non-cash transactions - see notes to accompanying financial statements

EMPYREAN COMMUNICATIONS INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS EQUITY/(DEFICIT)
for the period ended March 31,2002
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common	Par	Paid In	Development
	Shares	Value	Capital	Stage	Total
Issued for Cash	15,000,000	1,000			1,000

Net Loss for the period				(70,583)	(70,583)

Balance, December 31, 2000	15,000,000	1,000	0	(70,583)	(69,583)

Issued for cash pursuant to exercise of warrants - at $ 10.00	2,240	45	22,355		22,400

Issued for acquisition of subsidiary	750,000	15,000	5,790,408		5,805,408

Net loss for the period				(6,748,095)	(6,748,095)

Balance, December 31, 2001	15,752,240	16,045	5,812,763	(6,818,678)	(989,870)

Issued for debt extinguishments and future services	3,750,000	3,750	1,020,726		1,024,476

Net loss for the period				(104,023)	(104,023)

Balance, March 31, 2002	19,502,240	19,795	6,833,489	(6,922,701)	(69,417)

Item 2. Management's Plan of Operation

The Company is in its initial stages of development with no revenues or income and is subject to all the risks inherent in the creation of a new business. Since the Company's principal activities to date have been limited to organizational activities, prospect development, and acquisition of interest, it has no record of any revenue-producing operations. Consequently, there is no operating history upon which to base an assumption that the Company will be able to achieve it's business plans.

During the 1st Quarter of 2002, the Company agreed to purchase two Fiber related companies. Basalt Fiber Company and Belfiber Company. The companies were purchased on a share for share basis and issued 10,000,000 of the company's common stock and 10,000,000 of the company's preferred stock. Mr. Anthony Fanale, previous owner of both companies has joined ECI and will direct all operations of the Company and will serve as a member of the Board of Directors.

Principal Product.

Empyrean Communications, Inc. which originally planned to create inroads into the development of broadband telecommunications capabilities, has chosen after considering the plight of the broadband market over the past six months has determined that the future of the Company should lie in other directions capable of providing the Company with ongoing income streams. The Company choose to enter into the Basalt and Fiberglass product development market.

In February of 2002, the Company acquired, by way of a stock swap, two Virginia fiber-manufacturing companies, Belfiber Company and Basalt Fiber Company. In so doing, the Company acquired 100% of all outstanding stock of both companies and intends to direct all of its efforts to the development of these companies, as well as possible future acquisitions within the same scope of business.

Basalt Fiber Company is a Virginia Corporation created for the sole purpose of introducing basalt fiber and related products to the American market. Basalt Fiber hopes to generate a fair return for shareholders and finance continued growth and development of quality products with earned profits. The Company hopes to maintain a friendly, fair and creative work environment, and one that respects diversity, new ideas and hard work. The Company anticipates that basalt fiber, in specific markets, will replace the commonly used E or S Glass products. Basalt fiber is an advanced technology for the fiber and composites industry that offers the potential to replace many of the conventional fiberglass products. The Company anticipates providing the marketplace with reliable sources of basalt products, including continuous woven fiber..

Basalt is a start up company that will manufacture Continuous Fiber Products for re-sale in the World market. Sales are anticipated to be in the range of 2 to 3 million dollars in the first 12 months from start-up and expectations are for the Company to grow at a 20% to 25% rate. Start-up operations are anticipated by September, 2002 with full capacity anticipated by year-end 2002.

Belfiber was formed to market imported basalt and fiberglass fiber materials. It will provide for an existing high margin product line serving the high-performance pulsejet segment of the high temperature filtration market. Domestic Basalt products will be added to the product development produced by Belfiber for the thermal insulation, acoustic and corrosion resistant FRP applications to provide market potential for increasing sales and profit. Current alliances with other manufacturing companies may be phased out of the company's plans in the near future. Additional alliances and more high tech products will replace current revenue streams..

Belfiber is an international provider of various fiber products sold to various industries. The Company is currently negotiating long-term contracts with major users in North American and the European Markets. Belfiber anticipates becoming a major user of Basalt products produced from Basalt Fiber Company and anticipates using the material to improve the overall quality of various products. Belfiber anticipates second quarter sales volumes of approximately $1 million and future expectations are for sales to increase to the 3 to 4 million-dollar volume within 24 months.

Liquidity.

During the next 12 months, the Company will need significant working capital to fund its marketing efforts and to manufacture product. The Company intends to obtain working capital from the sale of product and through private investments made by third parties. The Company is currently negotiating with The State of Virginia on various Bond Issues and Agency guarantee programs that are available. Certain Financial Grant applications have been reviewed and the Company expects to receive its first funding from such grants within the next 90 days.

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

Pursuant to an agreement dated January 26, 2002, the Company issued 10,000,000 common shares to acquire 100% of the shares of Basalt Fiber Company ("Basalt") and issued 10,000,000 preferred shares to acquire 100% of the shares of Belfiber Company ("Belfiber").

Item 4. Submission of Matters to a Vote of Security Holders

During the 1st Quarter of 2002, the Board of Directors instructed management to convene a Shareholders meeting on or before July 30, 2002 for the purpose of discussing and voting on changes to the Articles of Incorporation of the Company including but not limited to a Corporate Name Change, changes to the Company's capital Stock structure, changes to voting rights of the Company's capital stock and the election of Corporate Officers..

Item 5. Other Information

Changes in Control of Registrant:

On April 30, 2002, an SEC Form 13D was filed by Aegis Capital Corporation, a Texas Corporation, indicating the acquisition of 59.88% of the outstanding stock of the Company in exchange for 100% stock ownership of two fiber-related manufacturing companies. The Company's Board of Directors approved the transaction on April 17, 2002.

Acquisition or Disposition of Assets:

On March 27,2002, the Company received a "suspension" letter from VNet Investment Company and its Executive Director, Mr. Thomas Skippon, that VNet was suspending the continuance of a certain Bandwidth Contract. On March 30, 2002, the Company received a demand for payment and a ten-day cure period before cancellation. Company management has disputed these actions and has asked Corporate Counsel to review the matter and report back to management by May 30, 2002. Over the past 60 days management has continued to carefully examine bandwidth market conditions. As a result of discussions with its outside auditors, management will support their recommendations to bring about a complete write-down of its bandwidth asset in keeping with new Accounting Rules and Regulations pertaining to the treatment of intangible assets. Management anticipates the Company's year-end 2001 audit to reflect such changes.

Board Meetings:

The Board of Directors, at a Special called meeting held in Houston Texas, February 13, 2002,

approved the issuance of 3,400,000 shares of common stock in lieu of current accrued debt and prepaid legal and consulting expenses. Shares issue were as follows:

Dale Renaud ' debt to equity conversion of $202,556.17.

Tom Skippon ' debt to equity conversion of $197, 140.72

George Burks ' debt to equity conversion of $194,949.50

Anthony Fanale ' Prepaid Consulting Fees of $22,500

Marlon Lawrie ' Prepaid Consulting Fees of $51,218

Robert L. Lee - Prepaid Consulting Fees of 31,238

James Parsons - Prepaid Legal Fees of $21,000

Thomas Bojadzijev - Prepaid Consulting Fees of $255,000

The Board of Directors at a Special Called meeting held in Houston, Texas, April 9, 2002 approved the issuance of 3,500,000 shares of it's common stock in lieu of future consulting services to be performed for the company and ratified managements action in issuing 350,000 shares of it's common stock to Anthony Fanale for future consultation services. Shares issued were as follows:

George Burks - Prepaid Legal Fees of $18,000

James Parsons - Prepaid Legal Fees of $18,000

Robert L. Lee - Prepaid Consulting Fees of $54,000

Thomas Bojadzijev ' Prepaid Consulting Fees of $540,000

Anthony Fanale - Prepaid Consulting Fees of $52,500

All common stock issued for the above purposes were subject to the April 29, 2002 reverse split. To the best of management's knowledge, no control individual had sold any stock resulting from the above issues at the time of the reverse split.

The Board of Directors, at a Special called Board Meeting held in Houston Texas, Wednesday April 17, 2002:

1. acted upon a written recommendation and consent of the holders of a majority of the issued and outstanding shares, and approved a Reverse Split of the issued and outstanding Common Stock Shares on a one new share for twenty old shares basis. Any fractional shares will be rounded up. Effective date of the Reverse Split is April 29, 2002.

2. approved a change of the corporate name from Empyrean Communications Inc. to Therma Tech Corporation. This action was felt to be prudent as a result of the decision of the Board to steer the company in a new direction. The Company acted to drop its bandwidth holdings and to direct its efforts toward more productive goals in the manufacturing sector.

3. approved a change in the status of all of the Company's Preferred Stock to allow holders of Preferred Stock voting rights equal to those of common stock holders.

4. approved an increase the Company's capital structure as follows:

  the Company's preferred stock would be increased from 10,000,000 shares to

25,000,000 shares.

  the Company's common stock would be increased from 50,000,000 shares to

175,000,000 shares.

5. accepted the resignation from the Board of Directors of Mr. Colin Campbell, effective April 12, 2002.

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

Exhibit No.	Document	Location
3(i)	Articles of Incorporation	Previously Filed
3(ii)	Bylaws	Previously Filed

Reports on 8-K

On February 19, 2002, the Company filed a Current Report on Form 8-K, reporting on Item 1, change in control, Item 2, acquisition of assets, Item 5, other events - regarding loan negotiations, and Item 6, resignation of directors.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPYREAN COMMUNICATIONS, INC.

Robert L. Lee, President and Director

____________________________________

Dale Renaud, Director

____________________________________