Form 10QSB
period 2002-06-30
EMPYREAN COMMUNICATIONS INC
filed 2002-08-09
CIK 1076886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________________ to _________________

Commission file number: 0-30118

EMPYREAN COMMUNICATIONS INC.

(exact name of small business issuer as specified in its charter)

2537 South Gessner, Suite 114,

Houston, TX 77063

(address of principal executive offices)

Issuers telephone number: (713) 260 7236
NEVADA (State or other jurisdiction of incorporation or organization)	88-0413417 (IRS Employer Identification No.)

_________________________________________________________________________________ (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer

  filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12months(or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days (X) Yes ( ) No

As of June 30, 2002 there were 3,700,951 shares of common stock issued and outstanding

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X  ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Following are the un-audited financial statements for the period ended June, 30, 2002.

EMPYREAN COMMUNICATIONS INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

For the three month periods ended June 30, 2002 and 2001and the six month period ended June 30, 2002 and 2001 and for the period October 30,2000 (Date of Incorporation) to June 30, 2002

(Unaudited)

	For the Three Months Ended June 30,2002	For the Three Months Ended June 30,2001	For the Six Months Ended June 30,2002	For the Six Months Ended June 30,2001	October 30,2000 (Date of Incorporation) to June 30,2002
Cash Flows used in Operating Activities
Net loss for the period	(444,772)	(89,401)	(548,795)	(543,633)	(7,367,473)
Loss on write-off of foreign bank accounts	65				65
Items not affecting cash:
Loss on write-off of technology	0	0	0		5,843,140
Gain on forgiveness of debt	0	(29,577)	0	(29,577)	(29,577)
	(444,707)	(118,978)	(548,795)	(573,210)	(1,553,845)
Changes in non-cash working capital balances
balances related to operations:
Prepaid expenses	(18,000)	0	-451,500	16,000	-433,500
Accounts Payable	(275,649)	113,855	-765,825	515,074	176,856
Net Cash (used by) from operating activities	(293,649)	113,855	(1,217,325)	531,074	(256,644)
Investing Activities
Cash acquired on business acquisition	0	0	0	19,888	316
Investment in Basalt Fiber Company	(900,000)	0	(900,000)	0	(900,000)
Increase in shareholder loans	9,291		12,388	0	33,232
Net Cash (used by) from Investing Activities	(890,709)	0	-887,612	19,888	(866,452)
Financing Activities
Exchange of debt for common shares	270,000	0	1,294,476	0	1,294,476
Exchange of common shares for future services	459,000	0	459,000	0	459,000
Proceeds from issuance of common shares	0	0	0	22,400	23,400
Exchange of common shares for Investment in Basalt Fiber Company	900,000	0	900,000	0	900,000
Net Cash (used by) from Financing Activities	1,629,000	0	2,653,476	22,400	2,676,876

Net increase (decrease) in cash during the period	-65	-5,123	-256	152	-65

Cash, beginning of the period	65	5,396	256	121	65

Cash, end of the period	(0.00)	273	0	273	(0.00)

Supplemental disclosure of cash flow information
Cash Paid for:
Interest	0.00	0.00	0.00	0.00	0.00
Income taxes	0.00	0.00	0.00	0.00	0.00

Non-cash transactions - see notes to accompanying financial statements

EMPYREAN COMMUNICATIONS INC.

(A Development Stage Company)

BALANCE SHEETS

for the periods ended June 30, 2002 and December 31, 2001

	June 30, 2002	December 31, 2001
	Unaudited
Assets
Cash	-	191
Prepaid expenses - see accompanying notes	451,500	-
to financial statements
Investment In Basalt Fiber - see accompanying notes
to financial statements	900,000

Total Assets	1,351,500	191

Liabilities
Accounts Payable - see accompanying notes
to financial statements	203,457	969,217
Due to shareholders - see accompanying notes
to financial statements	33,232	20,844

Total Liabilities	236,689	990,061

Stockholders Equity
Capital Stock
Authorized:
50,000,000 common shares, $0.001 par value
10,000,000 preferred shares, $0.001 par value
Issued:
19,502,240 common shares - see accompanying notes
to financial statements	35,395	16,045
Additional paid in capital	8,446,889	5,812,763
Deficit accumulated during the development stage	(7,367,473)	(6,818,678)

Total Stockholders Equity/(Deficit)	1,114,811	(989,870)

Liabilities and Shareholders Equity/(Deficit)	1,351,500	191

EMPYREAN COMMUNICATIONS INC.

(A Development Stage Company)

Income Statement

for the Three Months and Six Months Periods Ended June 30, 2002 and 2001

with cumulative since inception

(UNAUDITED)

	For the Three Months Ended June 30,2002	For the Three Months Ended June 30,2001	For the Six Months Ended June 30,2002	For the Six Months Ended June 30,2001	October 30,2000 (Date of Incorporation) to June 30,2002

Operating Expenses	444,772	118,978	548,795	573,210	1,563,904

Operating Loss	(444,772)	(118,978)	(548,795)	(573,210)	(1,563,904)

Other Income/(Expenses)
Loss on write-off of technology					(5,843,140)
Miscellaneous Income					9,993
Gain on forgiveness of debt		29,577		29,577	29,578

Net Loss for the period	(444,772)	(89,401)	(548,795)	(543,633)	(7,367,473)

Basic loss per share	(0.12)	(0.00)	(0.03)	(0.00)	(0.00)
Shares Outstanding, 6/30/02,6/30/01	3,700,951
Weighted Average Shares Outstanding	71,710

Accompanying Notes are an Integral Part of these Financial Statements.

EMPYREAN COMMUNICATIONS INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS EQUITY/(DEFICIT)

for the period ended June 30, 2002

(Unaudited)

	Common Shares, issued	Par Value	Additional Paid in Capital	Deficit Accumulated During the Development Stage	Total
Issued for Cash	15,000,000	1,000			1,000

Net Loss for the period				(70,583)	(70,583)

Balance, December 31, 2000	15,000,000	1,000	0	(70,583)	(69,583)

Issued for cash pursuant to exercise of warrants - at $ 10.00	2,240	45	22,355		22,400

Issued for acquisition of subsidiary	750,000	15,000	5,790,408		5,805,408

Net loss for the period				(6,748,095)	(6,748,095)

Balance, December 31, 2001	15,752,240	16,045	5,812,763	(6,818,678)	(989,870)

Issued for debt extinguishments and future services	3,750,000	3,750	1,020,726		1,024,476

Net loss for the period				(104,023)	(104,023)

Balance, March 31, 2002	19,502,240	19,795	6,833,489	(6,922,701)	(69,417)

Issued for controlling interest in Basalt Fiber Company	10,000,000	10,000	890,000		900,000

Reverse Split 1:20 on April 26, 2002 on shares outstanding	-31,401,289

Issued for debt extinguishments and future services	5,600,000	5,600	723,400		729,000

Net loss for the period				(444,772)	(444,772)

Balance, June 30, 2002	3,700,951	35,395	8,446,889	(7,367,473)	1,114,811
*See accompanying Notes to the Financial Statements

Item 2. Management's Plan of Operation.

The company is in its initial stages of development with no revenues or income and is subject to all the risks inherent in the creation of a new business. Since the company's principal activities to date have been limited to organizational activities, prospect development, and acquisitions of interest, it has no record of revenue-producing operations. Consequently, there is no operating history upon which to base an assumption that the company will be able to achieve its business plans.

With the purchase of the two fiber related companies in February 2002, the Company's business focus has been to obtain the funding required to commence the manufacture and sale of continuous basalt fiber and related products.

Its wholly owned subsidiary, Basalt Fiber Company, has an 11,000 sq. ft. factory on lease in South Hill, Virginia and management is fully primed to install manufacturing facilities as soon as financing is obtained. Production of basalt fiber is expected to commence within one (1) year of financing being obtained and, assuming such financing, conservative gross sales revenues are projected to be in excess of $2.50 million in the second year and could exceed $8.50 million by the fifth year.

In brief, basalt fiber is the newest fiber application technology available in the Western Hemisphere. Basalt Fiber can effectively replace fiberglass in all its applications. It is also stronger, ecologically safer and more cost effective than fiberglass. As the properties of basalt fiber appear to be superior than fiberglass, it will command premium prices for all products. The uses of basalt fiber include its application in industry, the military, local law enforcement and fire safety. Furthermore, basalt fiber's superior strength and advanced thermal properties will aid in the construction of much stronger and more fire resistant structures. It can also be used to enhance fire resistant apparel for firefighters, and stronger bulletproof vests for law enforcement personnel.

The company's other wholly owned subsidiary, Belfiber Corporation, had entered into an agreement to purchase all of the assets of Air Purator Corporation (APC), subject to certain conditions. The company was unable to fulfill all the conditions of the agreement and the purchase of APC did not occur. Belfiber will continue to seek other business opportunities, but will not receive any revenues from APC or its products. This event could adversely affect the operating revenue of the Company for 2002.

Principal Product

As previously reported, the Company has completely divested itself from the telecommunications bandwidth business. The intangible assets related to this business have been completely written off in the company's Audited Financial Statements for the period ending December 31, 2001.

The company's principal business will be derived from its wholly owned subsidiary, Basalt Fiber Company, to manufacture continuous fiber products for resale in the world market. From start up, the company is expected to grow at a 20% to 25% rate and the following is a list of main objectives to be pursued:

  provide the Company with market presence, which is necessary to support production, marketing and sales goals and to attract customers from the niche markets for its basalt fiber products generate a fair return for shareholders and finance continued growth and development of quality products with earned profits have sales of more than $8.50 million by the fifth year .

  achieve a gross margin of 73% and, with checks and balances in place, to maintain this level continue research and development into the next generation of fiber products and achieve a steady and reliable production stream

Liquidity

During the next 12 months, the company will need significant working capital to fund its marketing efforts and to commence the manufacture of basalt fiber products. The Company is vigorously pursuing financing from domestic and foreign banks and also from private investment groups overseas. During July 2002, top management visited and commenced working with leading banks and several private investment groups in Panama and progress to date is very promising.

PART II - OTHER INFORMATION

Item 5. Other Information

Acquisition and Disposition of Assets:

As the Company has completely ceased doing any business in the telecommunications bandwidth market and all the assets pertaining to this business have been fully written down, in keeping with new accounting rules and regulations pertaining to the treatment of intangible assets in its Audited Financials for the period ending December31, 2001, the Company does not intend to pursue the bandwidth contract it previously had with Vnet Investment Company.

Board Meetings:

The Board of Directors at a Special meeting held in Houston, TX on June 4, 2002 approved the issuance of 1,600,000 common shares for prepaid legal fees, and in lieu of future consulting expenses. Shares were issued as follows:

George Burks - 200,000 shares for Prepaid legal fees of $18,000

James B. Parsons -200,000 shares for Prepaid legal fees of $18,000

Dale A. Renaud- 200,000 shares for Prepaid Consulting fees of 18,000

Anthony Fanale- 500,000 shares for Prepaid Consulting fees of $54,000

Robert L. Lee - 500,000 shares for Prepaid Consulting fees of $54,000

The Board of Directors at this meeting also accepted the resignation of Mr. Dale A. Renaud from the Board of Directors effective May 22, 2002 and thanked him for his services to the company.

Item 6. Exhibits and Reports on Form 8-K.

Exhibit No.	Document	Location
3(i)	Articles of Incorporation	Previously Filed
3(ii)	BY Laws	Previously filed

________________________________________________________________________

Reports on 8-K

On May 22,2002, the company filed a Current Report on Form 8-K reporting on Item 5- Other Events and Item 6- resignation of Directors.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPYREAN COMMUNICATIONS, INC.

/s/ Robert L. lee                                    Date August 9, 2002

Robert L. Lee, President and Director

/s/ Anthony Fanale                               Date August 9, 2002

Anthony Fanale, Director