Form 10QSB
period 2002-09-30
EMPYREAN COMMUNICATIONS INC
filed 2002-11-13
CIK 1076886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended ___September 30, 2002______________________________

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________________ to _________________

Commission file number ___0-30118____________________________________

EMPYREAN COMMUNICATIONS INC.

(exact name of small business issuer as specified in its charter)

2537 South Gessner, Suite 114,

Houston, TX 77063

(address of principal executive offices)

Issuers telephone number: (713) 260 7236

___NEVADA_____________________________________ (State or other jurisdiction of incorporation or organization)	_________88-0413417________________________ (IRS Employer Identification No.)

_________________________________________________________________________________ (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer

  filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12months(or for such shorter period that the registrant was required to file such reports)and has been subject to such filing requirements for the past 90 days (X) Yes ( ) No

_As of September 30, 2002 there were 3,675,951 shares of common stock issued and outstanding

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X  ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Following are the un-audited financial statements for the period ended September 30, 2002:

EMPYREAN COMMUNICATIONS INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the three month periods ended September 30, 2002 and 2001and the nine month period ended September 30, 2002 and 2001 and for the period October 30,2000 (Date of Incorporation) to September 30, 2002
(Unaudited)

	For the Three Months Ended September 30, 2002	For the Three Months Ended September 30, 2001	For the Nine Months Ended September 30, 2002	For the Nine Months Ended September 30, 2001	October 30,2000 (Date of Incorporation) to September 30,2002
Cash Flows used in Operating Activites
Net loss for the period	(6,052)	(145,852)	(554,847)	(689,486)	(7,373,525)
Loss on write-off of foreign bank accounts	0				65
Items not affecting cash:
Loss on write-off of technology	0	0	0		5,843,140
Gain on forgiveness of debt	0	0	0	(29,577)	(29,577)
	(6,052)	(145,852)	(554,847)	(719,063)	(1,559,897)
Changes in non-cash working capital balances
balances related to operations:
Prepaid expenses	0	0	(451,500)	16,000	(433,500)
Accounts Payable	275,998	146,360	(489,827)	661,435	452,854
Net Cash (used by) from operating activities	275,998	146,360	(941,327)	677,435	19,354
Investing Activities
Cash acquired on business acquisition	0	0	0	19,888	316
Investment in Basalt Fiber Company	0	0	(900,000)	0	(900,000)
Increase in shareholder loans	0		12,388	0	33,232
Net Cash (used by) from Investing Activities	0	0	(887,612)	19,888	(866,452)
Financing Activities
Exchange of debt for common shares	(270,000)	0	1,024,476	0	1,024,476
Exhange of common shares for future services	0	0	459,000	0	459,000
Proceeds from issuance of common shares	0	0	0	22,400	23,400
Exchange of common shares for Investment in Basalt Fiber Company	0	0	900,000	0	900,000
Net Cash (used by) from Financing Activities	(270,000)	0	2,383,476	22,400	2,406,876

Net increase (decrease) in cash during the period	(54)	508	(310)	660	(119)

Cash, beginning of the period	65	5,396	256	121	65

Cash, end of the period	11	5,904	(54)	781	(54)

Supplemental disclosure of cash flow information
Cash Paid for:
Interest	0.00	0.00	0.00	0.00	0.00
Income taxes	0.00	0.00	0.00	0.00	0.00

EMPYREAN COMMUNICATIONS INC.
(A Development Stage Company)
BALANCE SHEETS
for the periods ended September 30, 2002 and December 31, 2001

	September 30, 2002	December 31, 2001
	Unaudited
Assets
Cash	(54)	191
Prepaid expenses - see accompanying notes	451,500	0
to financial statements
Investment In Basalt Fiber - see accompanying notes
to financial statements	900,000

Total Assets	1,351,446	191

Liabilities
Accounts Payable - see accompanying notes
to financial statements	479,455	969,217
Due to shareholders - see accompanying notes
to financial statements	33,232	20,844

Total Liabilities	512,687	990,061

Stockholders Equity
Capital Stock
Authorized:
50,000,000 common shares, $0.001 par value
10,000,000 preferred shares, $0.001 par value
Issued:
19,002,240 common shares - see accompanying notes
to financial statements	34,895	16,045
Additional paid in capital	8,177,389	5,812,763
Deficit accumulated during the development stage	(7,373,525)	(6,818,678)

Total Stockholders Equity/(Deficit)	838,759	(989,870)

Liabilities and Shareholders Equity/(Deficit)	1,351,446	191

EMPYREAN COMMUNICATIONS INC.
(A Development Stage Company)
Income Statement
for the Three Months and Nine Months Periods Ended September 30, 2002 and 2001
with cumulative since inception

(UNAUDITED)

	For the Three Months Ended September 30, 2002	For the Three Months Ended September 30, 2001	For the Nine Months Ended September 30, 2002	For the Nine Months Ended September 30, 2001	October 30,2000 (Date of Incorporation) to September 30, 2002

Operating Expenses	6,052	14,852	554,847	719,064	1,569,956

Operating Loss	(6,052)	(14,852)	(554,847)	(719,064)	(1,569,956)

Other Income/(Expenses)
Loss on write-off of technology					(5,843,140)
Miscellaneous Income					9,993
Gain on forgiveness of debt				29,577	29,577

Net Loss for the period	(6,052)	(14,852)	(554,847)	(689,487)	(7,373,526)

Basic loss per share	(0.00)	(0.00)	(0.03)	(0.00)	(0.00)
Shares Outstanding, 9/30/02,9/30/01	3,675,951	25,366,800	19,502,240
Weighted Average Shares Outstanding	101,527	255,201	797,293

EMPYREAN COMMUNICATIONS INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS EQUITY/(DEFICIT)
for the period ended September 30, 2002
(Unaudited)

	Common Shares, issued	Par Value	Additional Paid in Capital	Deficit Accumulated During the Development Stage	Total
Issued for Cash	15,000,000	1,000			1,000

Net Loss for the period				(70,583)	(70,583)

Balance, December 31, 2000	15,000,000	1,000	0	(70,583)	(69,583)

Issued for cash pursuant to exercise of warrants - at $ 10.00	2,240	45	22,355		22,400

Issued for acquisition of subsidiary	750,000	15,000	5,790,408		5,805,408

Net loss for the period				(6,748,095)	(6,748,095)

Balance, December 31, 2001	15,752,240	16,045	5,812,763	(6,818,678)	(989,870)

Issued for debt extinguishments and future services	3,750,000	3,750	1,020,726		1,024,476

Net loss for the period				(104,023)	(104,023)

Balance, March 31, 2002	19,502,240	19,795	6,833,489	(6,922,701)	(69,417)

Issued for controlling interest in Basalt Fiber Company	10,000,000	10,000	890,000		900,000

Reverse Split 1:20 on April 26, 2002 on shares outstanding	(31,401,289)

Issued for debt extinguishments and future services	5,600,000	5,600	723,400		729,000

Net loss for the period				(444,772)	(444,772)

Balance, June 30, 2002	3,700,951	35,395	8,446,889	(7,367,473)	1,114,811

Rescission of shares issued for debt	(25,000)	(500)	(24,500)		(25,000)

Net loss for the period				(6,052)	(6,052)

Balance, September 30, 2002	3,675,951	34,895	8,422,389	(7,373,525)	1,083,759

Item 2. Management's Plan of Operation.

The company is in its initial stages of development with no revenues or income and is subject to all the risks inherent in the creation of a new business. Since the company's principal activities to date have been limited to organizational activities, prospect development, and acquisition of interest, it has no record of revenue-producing operations. Consequently, there is no operating history upon which to base an assumption that the company will be able to achieve it's business plans

The company's aggressive and unwavering business focus is to pursue all available avenues in order to obtain the funding required to commence the manufacture and sales of continuous basalt fiber and related products.

Its wholly owned subsidiary, Basalt Fiber Company has terminated the lease for the factory building in South Hill, Virginia in order to reduce expenditure, until a firm commitment for the financing being sought is received. The action taken does not affect the Industrial Revenue Bonds, various grants and tax abatements granted to the company by the State of Virginia, provided the company sets up its manufacturing facilities in the county of Mecklenburg before the end of 2004. Management will either reinstate this lease or secure another suitable lease property in Mecklenburg County, and install manufacturing facilities as soon as the financing is obtained. Production of basalt fiber is expected to commence within a year of financing being obtained, and gross sales revenues are projected to be in excess of $2.50 million in the second year, exceeding $8.50 million by the fifth year.

In brief, Basalt fiber is the newest fiber application technology available to the Western Hemisphere. Basalt Fiber can effectively replace fiberglass in all its applications. It is stronger, ecologically safer and more cost effective than fiberglass. As the properties of Basalt Fiber are far superior to fiberglass, it will command premium prices for all its products. The many uses of basalt fiber include application in industry, the military, local law enforcement and fire safety. In addition, Basalt Fiber's superior strength and advanced thermal properties will aid in the construction of much stronger and more fire resistant structures. It can also be used to enhance fire resistant apparel for firefighters and stronger bulletproof vests for law enforcement personnel.

Management is presently in negotiations to obtain for Basalt Fiber Company the exclusive world wide marketing rights for quality basalt fiber being manufactured in Eastern Europe. It is planned for Basalt Fiber Company to initially market basalt fiber in the U.S., while promoting the product to the overseas market on a selective basis. Should these marketing rights be successfully obtained, Basalt Fiber Company is expected to be revenue producing within 6 months.

Principal Product

The company's principal business is therefore for its wholly owned subsidiary, Basalt Fiber Company, to manufacture continuous fiber products for resale in the world market. From start up, the company is expected to grow at a 20% to 25% rate and the list of the main objectives to be strictly pursued by top management is:

  to provide Basalt fiber Company the market presence, which is necessary to support production, marketing and sale goals and to attract customers from the niche markets for the basalt Fiber products
  Generate a fair return for shareholders and finance continued growth and development of quality products with earned profits
  To have sales of more than8.50 million by the fifth year.
  To achieve a gross margin of 73 % and to have checks and balances in place, to maintain this level
  To continue research and development into the next generation of fiber products and
  Achieve a steady and reliable production stream

Liquidity

During the next 12 months, the company will need significant working capital to fund its marketing efforts and to commence the manufacture of Basalt Fiber products. The Company is actively pursuing financing from domestic Lenders, foreign banks and private investment groups overseas. The interest from Banks and Private investors, generated by management's visit to Panama in July 2002, continues to be pursued and evaluated, but to date no firm financing commitments have been received. To utilize another financing avenue available, the Company is in the process of finalizing a Private Placement Memorandum to be used to raise $5 million from accredited Investors.

PART II - OTHER INFORMATION

Item 5. Other Information

Board Meetings:

The Board of Directors, at a Special meeting held in Houston, Texas on July 26, 2002, approved that the restricted common shares issued in the name of a third party and held in escrow by the Company's Attorney, be cancelled and returned to Treasury as the agreement under consideration by management for debt settlement, was not consummated.

Item 6. Exhibits and Reports on Form 8-K.

Exhibit No. Document Location

3(i) Articles of Incorporation Previously Filed

3(ii) BY Laws Previously filed

99.1 Certificate of the Chief Executive Officer of the Company pursuant to Sections 906 and 302 of the Sarbanes-Oxley Act of 2002.

________________________________________________________________________

Reports on Form 8-K

On August 12,2002, the company filed a Current Report on Form 8-K reporting on Item 5- Other Events.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPYREAN COMMUNICATIONS, INC.

/s/ Robert L. Lee            Dated November 12, 2002

Robert L. Lee, President and Director

/s/ Anthony Fanale        Dated November 12, 2002

Anthony Fanale, Director

CERTIFICATION PURSUANT TO SECTIONS 902 AND 302

OF THE SARBANES-OXLEY ACTOF 2002

I, Robert L. Lee, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Empyrean Communications, Inc. for the quarter ended September 30, 2002;

2. Based on my knowledge, this quarterly report does not contained any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: November 13, 2002

/s/ Robert L. Lee

Robert L. Lee

Chief Executive Officer