Form 10KSB
period 2002-12-31
EMPYREAN COMMUNICATIONS INC
filed 2003-05-14
CIK 1076886

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

EMPYEAN COMMUNICATIONS, INC.

----------------------------

(Name of Small Business Issuer in its charter)

Nevada	000-30118	88-0413417
State or other jurisdiction of incorporation	Commission File Number	IRS Identification No.

2537 South Gessner, Suite 114, Houston Texas 77063

-------------------------------------------

Address of principal executive offices) (Zip Code)

Issuer's telephone number: (713) 260-7236

-----------------------------

Direction Technologies, Inc.

-----------------------------

(Former Name)

Securities to be registered pursuant to Section 12(b) of the Act:

None

Securities to be registered pursuant to Section 12(g) of the Act:

Title of Class: Common Stock

Title of Class: Preferred

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the fiscal year ended December 31, 2002 were NIL

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of March 14, 2003: $216,553.00

Number of shares of Common Stock, $0.001 par value per share, of the registrant outstanding as of December 31, 2002: 3,675,951

Number of shares of Preferred Stock of the registrant outstanding as of December 31, 2002: 10,000,000

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated herein by reference.

Transitional Small Business Issuer Format Yes No X

---- ----

PART I.

ITEM 1. DESCRIPTION OF BUSINESS.

(a) Business Development.

Empyrean Communications, Inc., a Nevada corporation ("Company"), was originally organized on April 30, 1998 as Fuji International, Inc.; the name was changed on December 28, 1998 to Direction Technologies, Inc. In March of 2001, Direction Technologies, Inc., merged with Empyrean Communications, Inc., and the name was changed to Empyrean Communications, Inc., The business office of the Company is located at 2537 South Gessner, Suite 114, Houston Texas 77063. The Company operates on the calendar fiscal year. Currently, the Company has no employees. The Company anticipates venturing into other businesses with the intent of being in a better position to improve its anticipated income position. Management feels that such diversification may be a hedge against the continuing concerns of raising capital to fund its operations and diversify its holdings, and will produce a direct and tangible benefit to the Company in the future.

(b) Business of Issuer.

Empyrean Communications, Inc., formed as a private company in 2000, was originally intended to be a broadband provider capable of delivering fiber capacity to OC-192 levels. The company, however, after considering the plight of the broadband industry in late 2001 and early 2002 decided that it would be prudent to undertake other businesses that would be capable of providing it with income streams. After detailed study, a decision was made to move into the Basalt Fiber manufacturing and derivative products business.

In January 2002, the company purchased two Virginia corporations, Basalt Fiber Company and Belfiber Corporation, which are involved in the Basalt Fiber industry, through a stock swap. Empyrean Communications Inc. issued 10,000,000 common shares and 10,000,000 preferred stock for all the outstanding shares of these two companies. Mr. Anthony Fanale, the previous owner of these two companies and an experienced expert in the Basalt fiber Industry joined the company's Board of Directors and continues to be responsible for all the activities of these Basalt fiber related companies.

BASALT FIBER COMPANY

Executive Summary

Basalt Fiber Company (BFC), by concentrating on its unique strengths, key customers, and niche markets, will attempt to penetrate the industrial fiber market. At the same time BFC will strive to meet projected sales goals so as to produce a favorable gross margin on sales, cash management and working capital.

BFC, once its manufacturing facilities are set up, will produce coated mineral fiber in the form of continuous basalt glass filament. The company will target the 9 million ton worldwide market for the reinforcement of epoxy resins, gasket materials, fine paper and other products. The basalt products for the thermal insulation, acoustics and corrosion resistive application will have an extremely large market potential. Since the acquisition of BFC, top management has made sustained efforts to seek the financing required to set up the manufacturing plant that will be located in South Hill, Virginia. Applications for financing have been and continue to be made to both domestic and overseas Banks and private Lenders. Despite the intensive efforts made in Panama during July/August 2002, financing terms acceptable to the company could not be obtained. The depressed economic conditions that prevailed for the whole of 2002 and the extension into the new year of economic uncertainty has, of course, been a severe constraint not only to Empyrean Communications, Inc. (ECI) but to the majority of companies seeking startup capital. Top Management continues to pursue all avenues for financing and intends to reconsider the use of a Private Placement to raise $5.00 million from Accredited Investors once the economy picks up. The Private Placement Memorandum to be used is, in fact, close to finalization and this capital raising exercise can commence as soon as there is a significant upturn is the economy.

Corporate Mission

Basalt Fiber Company (BFC) is a Virginia corporation created for the sole purpose of introducing basalt fiber and related products to the American market. BFC hopes to generate a fair return for shareholders and finance continued growth and the development of quality products with earned profits. The company will strive to maintain a friendly, fair and creative work environment, and one that respects diversity, new ideas and hard work.

BFC anticipates that basalt fiber, in specific markets, will replace the commonly used E and S glass products. Basalt fiber is an advanced technology for the fiber and composites industry that offers the potential to replace many of the conventional fiber glass products

Products

Derived in part from the U.S. Environmental Agency's ban on asbestos, BFC believes that the available market in the United States for basalt filament is currently 100,000 tons per year and will grow rapidly, once a national source is in commercial production.

BFC will produce and market basalt fiber filament, a filament relatively new to the U.S., which can be used in stead of E-glass filament and in many cases, instead of S-glass and ECR-glass filament. Beyond the use as a replacement for E-glass filament, basalt fiber filament can be used in special applications where E-glass cannot be used due to its properties, like in higher temperature applications. As in these applications a much higher priced special glass and other filaments are used, basalt fiber filament can command higher prices that will make the business more profitable.

BFC will initially offer its products to their niche markets by asking a higher price for its filament, it will maximize equity for its investors. Later, as production capacity is expanded, the penetration into larger, lower priced markets will be made to obtain increased sales and profits. Also, to maintain the market lead, the company intends to increase research and development, in order to enhance market and technology leadership.

Since BFC expects to be the first in the western hemisphere to introduce this product, the company will have to initially invest funds to optimize the bushing and melting technology. The existing technology available, however, is more than adequate to be used for initial installation and production. Detailed planning is in place to allow for production to commence within a year of the financing of $6.00 million being sought is obtained.

Competitive Comparison

Due to basalt fiber having technologically advanced properties, the company expects that its major competitive strength will be the improvement in performance over current Fiber glass products and its usage in unique applications such as filtration, separation at high temperatures, corrosive resistance to acid and alkali, higher insulation temperatures and stronger in tensile strength.

Raw material sourcing

The basalt stone is in abundance in the Northeastern and Southeastern United States. As the company will locate its factory in Virginia it will have the advantage of purchasing basalt stone form a number of locations. BFC can purchase a higher quality of basalt stone, which has already been tested, from New Jersey and North Carolina. Once sales increase, the company will be able to buy at more competitive prices, in view of the increase in requirement volumes.

Testing and certification of the basalt fiber is an important step in introducing the product to the available markets. Certain potential buyers have tested basalt fiber and will be providing the company with the technical data obtained. BFC also intends to undertake additional testing in the future, to try and identify new markets.

Marketing issues

Consumers: will be any application that require high strength, heat resistant fibers

Competition: BFC knows of no current direct competition from existing companies. However, as the industry is highly competitive, the company expects that competition will emerge within the next five (5) years

Government and Industry: BFC anticipates that continuous basalt fiber filament will have strong and active industrial and research support. It should also be welcomed as an asbestos alternative with no negative health consequences.

Price base: Price of basalt fiber should be close to fiberglass. However, technical superiority over glass and its special usage applications may command a premium for certain specific applications.

Technology

Continuous basalt fiber filament has a melting point approaching that of ceramic fiber. Furthermore, basalt fiber has high tensile strength, excellent fiber/resin adhesion and the ability to be easily processed using conventional processes and equipment. There is also available technology to enhance the properties of basalt fibers. Continuous basalt fiber filament has a window of opportunity for acceptance in several new applications in the friction, textile, composites, cement and paper industries. This window of opportunity should be available for the next 2 to 3 years and it is the company's intention to move as swiftly as possible in order to exploit the situation to its maximum.

Applications

Basalt fiber is the effective replacement for the ecology-dangerous asbestos, fiberglass and natural or synthetic fibers used in the manufacturing of technical fibers. Basalt fiber and fabrics are far superior to other modern day fiber materials in their properties and technical parameters,- low volume mass, wide application temperature range, an ability to absorb water 10 times lower than the same parameter of fiberglass or other fibers, high chemical resistance to alkali, acids and other aggressive environments, low thermal conductivity and high ability to absorb sound. Unique modern ecology-safe technology, inexpensive raw materials, high mechanical, acoustic-thermal and electric insulating, filtering and other properties of basalt fiber and derivative products are anticipated to be in demand in different segments of industry, such as:

Aviation (engine and parts insulation, acoustic insulation of exhaust systems in gas-dynamic units)

Electronic (fabrication of printed circuit boards with high thermal and stable electric properties)

Refinery and chemical (use in filters to clean process air from dust and waste water from oil products)

Automotive (engine and body insulation; use in brake shoe as alternative to asbestos)

Construction (nonflammable durable construction parts as alternative to wooden parts; soft and hard roof materials)

Shipbuilding (thermal insulation as alternative to asbestos)

Bag filters (Basalt fiber is superior to traditionally used filter materials by their ability to withstand high temperature, low water absorption (less than 1%), high chemical stability and low thermal conductivity)

The superiority of basalt fiber and its derivative products allows it to have many more applications in Paints/Caulks/Coatings/Sealants, Plastics, Cement reinforcement, Heat shields, rubber products, Asphalt/Bitumen and Paper products.

BELFIBER CORPORATION

Management report

Belfiber Corporation (BF) was acquired in January 2002, and became a wholly owned subsidiary of Empyrean Communications Inc. Prior to the acquisition, BF had entered into an agreement to purchase all the assets of Air Purator Corporation (APC), subject to certain conditions. The company was, however, unable to fulfill all the conditions of the agreement and the purchase of APC did not occur. Once it was confirmed that the purchase of APC could not be concluded in May 2002, immediate steps were taken by management to seek other business opportunities for BF. The anticipated revenues for BF to be obtained through the purchase of APC were therefore not obtained, and this had an adverse affect on the operating revenues for the company for the year ending December 31, 2002. Currently, negotiations are being undertaken to acquire a suitable basalt related business for BF. Should it not be possible to close on this acquisition in the near future, management intends to consider the other alternatives available for the future of this subsidiary company.

ITEM 2. PROPERTIES

Empyrean Communications, Inc. does not own any real property. Current lease contract is for a 140 square feet office in an Executive Suite located at 2537 South Gessner, Suite 114, Houston Texas, 77063. The terms of the lease covers a period of month to month at a rate of $500.00 per month.

ITEM 3. LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Stockholders meeting, previously scheduled for on or around July 30, 2002 was not held due mainly to the serious medical problem experienced by the President and CEO, Mr. Robert L. Lee. Mr. Lee was hospitalized on July 1, had surgery in late August 2002 and is now nearing full recovery. It has recently been decided to hold the postponed Annual Stockholder's meeting on or around September 30, 2003, to deal with normal business. In addition, the shareholders will be asked to vote on changes to its Articles of Incorporation incorporating a name change, expanding voting rights for holders of Preferred Stock of the Company and increases in the Company's authorized preferred and common stock.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDERS MATTERS.

On March 3, 2000 the Company was cleared by the NASD for trading on the OTC Bulletin Board. The symbol under the name Empyrean Communications, Inc. is EPYR

At the present time, there are no assets available for the payment of dividends on the Shares. The Company does not anticipate paying any dividends in the next twelve months.

The Articles of Incorporation currently authorize the issuance of 50,000,000 shares of common stock, with a par value of $0.001. The holders of the Shares: (a) have equal ratable rights to dividends from funds legally available therefore, when, as, and if declared by the Board of Directors of the Company; (b) are entitled to share ratably in all of the assets of the Company available for distribution upon winding up of the affairs of the Company; (c) do not have preemptive subscription or conversion rights and there are no redemption or sinking fund applicable thereto; and (d) are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of shareholders. These securities do not have any of the following rights: (a) cumulative or special voting rights; (b) preemptive rights to purchase in new issues of Shares; (c) preference as to dividends or interest; (d) preference upon liquidation; or (e) any other special rights or preferences. In addition, the Shares are not convertible into any other security. There are no restrictions on dividends under any loan other financing arrangements or otherwise. See a copy of the Articles of Incorporation, and an amendment thereto, and Bylaws of the Company, attached as Exhibit 3.1, Exhibit 3.2, and Exhibit 3.3, respectively, to this Form 10-SB/A. As of December 31, 2002, the Company had 3,675,951 shares of common stock outstanding.

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

Share Purchase Warrants

At December 31, 2002, no share purchase warrants were outstanding.

Share Purchase Option

At December 31, 2002, 65,000 share (pre-split) purchase options were outstanding. Each option entitles the holder to purchase one additional share of the company at $15.00 per share until April 17, 2010.

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

Transfer Agent.

The Company continues to retain the services of Pacific Stock Transfer Company, 500 E. Warm Springs Road, Suite 240, Las Vegas, NV 89119, to act as transfer agent and registrar.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Company management had decided after considerable review in late 2001 and early 2002, to move the company into a new direction away from the broadband industry. In January of 2002, the Company acquired, by way of a stock swap, two Virginia fiber-manufacturing companies, Belfiber Company and Basalt Fiber Company. In so doing, the Company acquired 100% of all outstanding stock of both companies, and intends to direct all of its efforts to the development of these companies, as well as possible future acquisitions of any viable businesses in other sectors like real estate, financial services, oil and gas and medical nanotechnology.

To reflect more closely the revamped Business strategy of the company, the Board of Directors has elected to change the name of the Corporation from Empyrean Communications Inc. to Uniwelkin Capital Inc.

ITEM 7. FINANCIAL STATEMENTS

Included herewith are the following financial statements:

EMPYREAN COMMUNICATIONS, INC.

(A Development Stage Company)

REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 and 2001

(Stated in US Dollars)

INDEPENDENT AUDITORS' REPORT

To the Stockholders,

Empyrean Communications, Inc.

(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Empyrean Communications, Inc. (A Development Stage Company) as of December 31, 2002 and 2001 and the related consolidated statements of loss, stockholders' equity and cash flows for the two years ended December 31, 2002 and 2001 and for the two month period ended December 31, 2000 and for the period October 30, 2000 (Date of Incorporation) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Empyrean Communications, Inc. as of December 31, 2002 and 2001 and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001, for the two months ended to December 31, 2000 and for the period October 30, 2000 (Date of Incorporation) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada	"AMISANO HANSON"
April 15, 2003	Chartered Accountants

EMPYREAN COMMUNICATIONS, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001

(Stated in US Dollars)

ASSETS	2002	2001
Current
Cash	$	$ 191>
Prepaid expenses -Notes 4 and 7	258,679	-

	$ 258,679	$ 191

LIABILITIES

Current
Accounts payable - Note 7	$ 66,891	$ 969,217
Due to shareholders - Note 7	34,011	20,844

	100,902	990,061

STOCKHOLDERS' EQUITY (DEFICIENCY)

Capital stock
Authorized:
50,000,000 common shares, $0.001 par value
10,000,000 preferred shares, $0.001 par value
Issued:
3,250,112 (2001: 787,612) common shares - Note 5	3,250	788
10,000,000 (2001: Nil) preferred shares	10,000	-
Additional paid-in capital	10,463,809	5,828,020
Deficit accumulated during the development stage	(10,319,282)	(6,818,678)

	157,777	(989,870)

	$ 258,679	$ 191

Nature and Continuance of Operations - Note 1

Commitments - Note 5

Contingencies - Note 11

Subsequent Events - Note 12

APPROVED BY THE DIRECTORS:

"Robert L. Lee"	"Anthony Fanale"
, Director	, Director

EMPYREAN COMMUNICATIONS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF LOSS

for the years ended December 31, 2002 and 2001,

for the two months ended to December 31, 2000

and for the period October 30, 2000 (Date of Incorporation) to December 31, 2002

(Stated in US Dollars)

				October 30,
				2000
			Two months	(Date of Incor-
			ended	poration) to
	Years ended December 31,		December 31,	December 31,
	2002	2001	2000	2002
Expenses
Accounting and legal fees	$ 107,385	$ 22,796	$ -	$ 130,181
Business plan and asset valuation	-	16,380	-	16,380
Consulting fees - Note 7	851,766	790,574	67,200	1,709,540
Office and miscellaneous - Note 7	6,706	18,383	1,575	26,664
Promotion and entertainment	-	53,110	392	53,502
Rent - Note 7	2,974	15,933	-	18,907
Travel costs	-	7,350	1,416	8,766
Website expenses	-	20,000	-	20,000

Net loss for the period before other items	(968,831)	(944,526)	(70,583)	(1,983,940)
Other items:
Investments written-off - Note 6	(2,600,000)	-	-	(2,600,000)
Loss on write-off of technology - Note 3	-	(5,843,140)	-	(5,843,140)
Accounts payable written-off	68,227	-	-	68,227
Gain on forgiveness of debt - Note 7	-	29,578	-	29,578
Miscellaneous income	-	9,993	-	9,993

Net loss for the period	$ (3,500,604)	$ (6,748,095)	$ (70,583)	$ (10,319,282)

Basic loss per share	$ (1.61)	$ (17.97)	$ (1.88)

Weighted average number of shares outstanding	2,178,270	375,593	37,500

EMPYREAN COMMUNICATIONS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended December 31, 2002 and 2001,

for the two months ended to December 31, 2000

and for the period October 30, 2000 (Date of Incorporation) to December 31, 2002

(Stated in US Dollars)

				October 30,
				2000
			Two months	(Date of Incor-
			ended	poration) to
	Year ended December 31		December 31	December 31,
	2002	2001	2000	2002
Operating Activities
Net loss for the period	$ (3,500,604)	$ (6,748,095)	$ (70,583)	$ (10,319,282)
Items not affecting cash:
Loss on write-off of technology	-	5,843,140	-	5,843,140
Gain on forgiveness of debt	-	(29,578)	-	(29,578)
Accounts payable written-off	(68,227)	-	-	(68,227)
Investments written-off	2,600,000	-	-	2,600,000
Non-cash:
Legal expenses	56,100	-	-	56,100
Consulting expenses	750,966	-	-	750,966
Changes in non-cash working capital balances related to operations:
Prepaid expenses	-	16,000	-	16,000
Accounts payable	148,407	874,164	70,583	1,093,154

	(13,358)	(44,369)	-	(57,727)

Investing Activities
Cash acquired on business acquisition	-	316	-	316
Increase in shareholder loans	13,167	20,844	-	34,011

	13,167	21,160	-	34,327

Financing Activity
Proceeds from issuance of common shares	-	22,400	1,000	23,400

Net increase (decrease) in cash during the period	(191)	(809)	1,000	-
Cash, beginning of the period	191	1,000	-	-

Cash, end of the period	$ -	$ 191	$ 1,000	$ -

-/Cont'd.

EMPYREAN COMMUNICATIONS, INC. Continued

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended December 31, 2002 and 2001,

for the two months ended to December 31, 2000

and for the period October 30, 2000 (Date of Incorporation) to December 31, 2002

(Stated in US Dollars)

October 30,
2000
			Two months	(Date of Incor-
			ended	poration) to
	Year ended December 31		December 31	December 31,
	2002	2001	2000	2002
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$ -	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -	$ -

Non-cash Transactions - Note 10

EMPYREAN COMMUNICATIONS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

for the period October 30, 2000 (Date of Incorporation) to December 31, 2002

(Stated in US Dollars)

						Deficit
						Accumulated
					Additional	During the

Preferred Shares

			Common Shares		Paid-in	Development
	Number	Par Value	Number	Par Value	Capital	Stage	Total
Issued for cash	-	$ -	750,000	$ 750	$ 250	$ -	$ 1,000
Net loss for the period	-	-	-	-	-	(70,583)	(70,583)

Balance, December 31, 2000	-	-	750,000	750	250	(70,583)	(69,583)
Issued for cash pursuant to exercise of warrants - at $200	-	-	112	-	22,400	-	22,400
Issued for acquisition of subsidiary	-	-	37,500	38	5,805,370	-	5,805,408
Net loss for the year	-	-	-	-	-	(6,748,095)	(6,748,095)

Balance, December 31, 2001	-	-	787,612	788	5,828,020	(6,819,678)	(989,870)
Issued pursuant to consulting fee agreements - at $0.15	-	-	400,000	400	59,600	-	60,000
- at $0.20	-	-	1,200,000	1,200	238,800	-	240,000
- at $1.60	-	-	5,000	5	7,995	-	8,000
- at $1.80	-	-	170,000	170	305,830	-	306,000
- at $4.00	-	-	99,186	99	396,645	-	396,744
- at $5.20	-	-	17,500	17	90,983	-	91,000
- at $12.18	-	-	15,000	15	182,635	-	182,650
- at $12.39	-	-	15,000	15	185,895	-	185,910
- at $12.72	-	-	15,000	15	190,721	-	190,736
- at $15.00	-	-	25,814	26	387,185	-	387,211

-/Cont'd.

EMPYREAN COMMUNICATIONS, INC. Continued

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

for the period October 30, 2000 (Date of Incorporation) to December 31, 2002

(Stated in US Dollars)

						Deficit
						Accumulated
					Additional	During the

Preferred Shares

			Common Shares		Paid-in	Development
	Number	Par Value	Number	Par Value	Capital	Stage	Total
Issued for acquisition of subsidiaries - at $2.60	-	-	500,000	500	1,299,500	-	1,300,000
- at $0.13	10,000,000	10,000	-	-	1,290,000	-	1,300,000
Net loss for the year	-	-	-	-	-	(3,500,604)	(3,500,604)

Balance, December 31, 2002	10,000,000	$ 10,000	3,250,112*	$ 3,250	$ 10,463,809	$ 10,319,282	$ 157,777

* Does not include 1,150,000 escrowed shares that have been issued at December 31, 2002 and are to be returned to treasury. Refer to Note 4.

EMPYREAN COMMUNICATIONS, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 and 2001

(Stated in US Dollars)

Note 1 Nature and Continuance of Operations

The Company currently is seeking new business opportunities.

These consolidated financial statements have been prepared on a going concern basis. As at December 31, 2002 the Company has accumulated losses totalling $10,319,282. The Company is in the development stage and has no established source of revenue. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

The Company was incorporated in Nevada on April 30, 1998 as Fuji International, Inc. and on December 28, 1998 the Company changed its name to Direction Technologies, Inc. On April 9, 2001, the Company changed its name to Empyrean Communications, Inc.

Note 2 Summary of Significant Accounting Policies

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results may differ from these estimates.

The consolidated financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Development Stage Company

The Company is a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to develop a business. All losses accumulated since inception have been considered as part of the Company's development stage activities.

Principles of Consolidation

The consolidated financial statements include the accounts of Empyrean Communications, Inc., a Nevada company and the accounts of its wholly-owned subsidiaries, Empyrean Communications, Inc. ("ECI"), a Texas company, Belfiber Company ("Belfiber") and Basalt Fiber Company ("Basalt"), both Virginia companies. All significant inter-company transactions and balances have been eliminated on consolidation.

Note 2 Summary of Significant Accounting Policies - (cont'd)

Income Taxes

The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards, No. 109 "Accounting for Income Taxes".

Basic Loss Per Share

The Company reports basic loss per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic loss per share has been calculated based upon the weighted average number of shares outstanding during the period. Diluted loss per share has not been provided as it would be anti-dilutive.

Fair Value of Financial Instruments

The carrying value of cash, accounts payable and due to shareholders approximates fair value because of the short-term maturity of those instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Stock-based Compensation

The Company has elected to account for stock-based compensation following APB No. 25 "Account for Stock Issued to Employees", and provides disclosure requirements under SFAS No. 123 "Accounting for Stock-based Compensation".

Impairment of Long-lived Assets

The Company reports the impairment of long-lived assets and certain identifiable intangibles in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets to be Disposed Of". Certain long-lived assets and identifiable intangibles held by the Company are reviewed for impairment whenever assets or changes in circumstances indicate the carrying amount of any assets may not be recoverable. Accordingly, an impairment loss is recognized in the period it is determined.

New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standard if currently adopted could have a material effect on the accompanying financial statements.

Note 3 Business Acquisition

By an agreement dated January 23, 2001, the Company acquired all of the outstanding common shares of ECI by issuing 37,500 common shares (post-consolidation - 750,000 shares) of the Company.

As a result of this transaction, the shareholders of ECI acquired control of the Company and consequently ECI is deemed to be the acquirer. The acquisition has been accounted for using the purchase method of accounting, as a reverse transaction, and the consolidated financial statements are a continuation of the operations of ECI and not of Empyrean Communications, Inc. The operations of ECI are included in the consolidated statement of loss from March 8, 2001, the effective date of the acquisition. Comparative figures presented are those of the acquirer, ECI. The net assets (liabilities) acquired are as follows:

Total assets	$ 16,316
Total liabilities	54,048

Net asset deficiency	(37,732)
Amount assigned to technology	5,843,140

Purchase price	$ 5,805,408

ECI's principal business is the development of bandwidth technology.

During the year ended December 31, 2002, the Company has written-off the amount assigned to technology of $5,843,140 as the amount may not be recoverable.

Note 4 Prepaid Expenses - Notes 7 and 12

Prepaid expenses represent prepaid consulting fees paid pursuant to consulting agreements with terms of one year.

Note 5 Capital Stock - Note 12

During the year ended December 31, 2002, the Company approved a 1 new for 20 old reverse split of its common shares. The Company has reflected this reverse split retroactively.

During the year ended December 31, 2001, the Company approved a 1 new for 20 old reverse split of its common shares. The Company has reflected this reverse split retroactively.

Note 5 Capital Stock - Note 12 - (cont'd)

Escrow Shares

By agreement dated November 29, 2000, the Company engaged a party to provide or arrange for one or more financings and to provide custodial services, with respect to certain assets. Pursuant to this agreement, the Company issued 900,000 common shares as collateral for future financings. No financing has materialized and the shares are being held in escrow. The Company will return the shares to treasury upon receipt of the shares.

By agreement dated October 1, 2000, the Company agreed to purchase certain telecommunication services for a period of 10 years commencing March 1, 2002. Pursuant to the terms of the agreement, the Company has issued 250,000 common shares in escrow. During the year ended December 31, 2002, the vendor has served notice to terminate the contract. The Company will return the shares to treasury upon receipt of the shares.

Stock-based Compensation

Effective April 17, 2000, the Company granted stock options to employees of the Company (officers, directors and employees) and consultants to the Company to purchase common shares of the Company at the closing price of the Company's common stock on the date of the grant. The options have been granted with a term of 10 years. There are no specific vesting requirements under the options.

Presented below is a summary of the stock option activity for the years shown:

		Weighted
	Number of	Average
	Stock Options	Exercise Price
Granted	1,300,000	$0.75

Balance, December 31, 2000	1,300,000	$0.75
1:20 reverse split	(1,235,000)	-

Balance, December 31, 2001	65,000	$15.00
1:20 reverse split	(61,750)	-

Balance, December 31, 2002	3,250	$300.00

The number of stock options outstanding is equal to the number exercisable as there are no vesting provisions.

Because of the reverse take-over transaction (Note 3), the disclosures required by APB No. 25 have not been provided as they would not be considered meaningful.

Note 5 Capital Stock -Note 12 - (cont'd)

Stock-based Compensation - (cont'd)

The following common share purchase options were outstanding at December 31, 2002 entitling the holders thereof the right to purchase one common share for each option held:

		Exercise Price
	Number of Options

Per Share

Expiry Date

Consultants	1,750	$300	April 17, 2010
Officer, directors and employees	1,500	$300	April 17, 2010

	3,250

Note 6 Investments Written-off

By agreement dated January 26, 2002, the Company acquired all the issued and outstanding common shares of Belfiber by issuing 10,000,000 preferred shares of the Company at $0.13 per share.

Belfiber's only asset was a potential agreement to acquire a manufacturing company involved in manufacturing non-woven fabric filter products. This manufacturing agreement did not close and the Company wrote-off the acquisition cost of $1,300,000 in the year ended December 31, 2002.

Further to this agreement, the Company acquired all the issued and outstanding common shares of Basalt by issuing 10,000,000 pre-split (500,000 post-split) common shares of the Company at $0.13 per share.

Basalt was formed to produce coated mineral fiber in the form of continuous Basalt glass filament for reinforcement of epoxy resins, gasket materials, fine paper and other products. Basalt did not proceed with this venture and the Company has written off the acquisition price of $1,300,000 in the year ended December 31, 2002. Basalt and Belfiber did not have any net identifiable assets or net identifiable liabilities.

Note 7 Related Party Transactions - Note 12

During the year ended December 31, 2002:

    The Company was charged consulting fees of $295,639 (2001:  224,000; 2000:  $67,200), office expenses of $Nil (2001:  $3,300; 2000:  $Nil) and rent of $Nil (2001:  $1,890; 2000:  $Nil) by directors and former directors of the Company.

    A former director of the Company forgave accounts payable of $Nil (2001:  $29,578; 2000:  $Nil).

Note 7 Related Party Transactions - Note 12 - (cont'd)

These charges were measured by the exchange amounts, which is the amount agreed upon by the transacting parties.

Prepaid expenses include $126,214 (2001:  $Nil) paid to directors and a former director of the Company for prepaid consulting fees.

Accounts payable at December 31, 2002 includes $24,157 (2001:  $221,047) owing to directors of the Company in respect to the above noted charges.

Amounts due to shareholders are unsecured, non-interest bearing and have no specific terms for repayment.

Note 8 Deferred Tax Assets

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

The following table summarizes the significant components of the Company's deferred tax assets:

Total
Deferred Tax Assets
Non-capital loss carryforwards	$ 671,142

Gross deferred tax assets	$ 671,142
Valuation allowance for deferred tax assets	(671,142)

$ -

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards which is likely to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 9 Income Taxes

No provision for income taxes has been provided in these financial statements due to the net loss. At December 31, 2002, the Company has net operating loss carryforwards, which expire commencing in 2018 totalling $1,973,947, the tax benefit of which has not been recorded in the financial statements.

Note 10 Non-cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows. The following transactions have been excluded from the statement of cash flows:

During the year ended December 31, 2002:

    The Company issued 1,962,500 common shares valued at $2,048,250 pursuant to services agreements.

    The Company issued 500,000 common shares valued at $1,300,000 to acquire Basalt.

    The Company issued 10,000,000 preferred shares valued at $1,300,000 to acquire Belfiber.

During the year ended December 31, 2001:

    The Company abandoned its agreement to acquire the right to manufacture a proprietary electric vehicle technology. As a result, license fees have been reduced by $50,000 and accounts payable pertaining to the acquisition of the license fees have been reduced by $50,000.

    The Company issued 750,000 common shares totalling $5,805,408 pursuant to the reverse transaction with ECI.

Note 11 Contingencies

Unasserted claims have been made against the Company alleging claims for expenses incurred in respect to the operations of the Company and expenses related to breach of contract. While the results of these claims cannot be predicted with certainty, management of the Company believes the final outcome of these claims will not have an adverse material effect on the Company's financial position or results of operations.

Note 12 Subsequent Events

During March 2003, the Company entered into five consulting agreements for a term of one year. The Company will issue 5,200,000 common shares for the consulting services. 3,000,000 of the 5,200,000 common shares will be issued to directors of the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no changes over the past two (2) fiscal years in its certifying accountants, nor has it had any disagreements with its accountants.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The names, ages, and respective positions of the directors, officers, and significant employees of the Company are set forth below. Mr. Lee has held his positions since March 2001 and Mr. Fanale became a Director on February 14, 2002. There are no other persons who can be classified as a promoter or controlling person of the Company.

Robert L. Lee, President and CEO and Director Age 61.

Anthony Fanale - Director Age 60

ITEM 10. EXECUTIVE COMPENSATION.

(a) No officer or director of Empyrean is receiving any remuneration at this time.

(b) There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the corporation or any of its subsidiaries.

(c) No remuneration is proposed to be in the future directly or indirectly by the corporation to any officer or director under any plan that presently exists.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Mr. Fanale controls in excess of 5% of the outstanding shares of the Company by way of his 100% ownership in Aegis Corporation, a Texas Company that holds 76.78% of the Company's Preferred and Common shares.

Title of Class	Name of Beneficial Owner	Amount Owned by Beneficial Owner
Common	Aegis Corporation	501,000 shares
Preferred	Aegis Corporation	10,000,000 shares

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than as set forth in Item 7, there are no relationships, transactions, or proposed transactions to which the registrant was or is to be a party, in which any of the named persons set forth in Item 404 of Regulation SB had or is to have a direct or indirect material interest.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None.

(b) Reports on Form 8-K.

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPYREAN COMMUNICATIONS, INC.

/s/ Robert L. Lee

Robert L. Lee, President and CEO

Date: May 13, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert L. Lee	/s/ Anthony Fanale
Robert L. Lee, President and CEO	Anthony Fanale, Director
Date: May 13, 2003	Date: May 13, 2003

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Robert L. Lee, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Empyrean Communication, Inc. for the year ended December 31, 2002;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. The registrant's other certifying offering officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13th, 2003

/s/ Robert L. Lee__________________
Robert L. Lee
President

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Annual Report of Empyrean Communications, Inc., a Nevada corporation (the "Company"), on Form 10-KSB for the year ending December 31, 2002 as filed with the Securities and Exchange Commission (the "Report"), I, Robert L. Lee, President of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Robert L. Lee

Robert Lee

President