Form 10QSB
period 2003-03-31
EMPYREAN COMMUNICATIONS INC
filed 2003-05-19
CIK 1076886

OMB APPROVAL
OMB Number: 3235-0416
Expires: April 30,2003
Estimated average burden hours per response: 32.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended ___March 31, 2003______________________________

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

(713) 260-7236 (Issuer's telephone number)(713) 260 7236

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

_As of March 31, 2003 there were 3,450,112 shares of common stock issued and outstanding

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X  ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Following are the un-audited financial statements for the period ended March 31, 2003:

EMPYREAN COMMUNICATIONS INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

For the three month periods ended March 31, 2003 and 2002

and for the period October 30,2000 (Date of Incorporation) to March 31, 2003

(Unaudited)

	For the Three Months Ended March 31, 2003	For the Three Months Ended March 31, 2002	October 30,2000 (Date of Incorporation) to March 31,2003
Cash Flows used in Operating Activites
Net loss for the period	(5,890)	(104,023)	(10,325,172)
Items not affecting cash:
Accounts Payable written-off	-	-	(68,227)
Investments written-off	-	-	2,600,000
Loss on write-off of technology	-	-	5,843,140
Gain on forgiveness of debt	-	-	(29,578)
Non-cash:
Legal expenses	-	-	56,100
Consulting expenses	-	-	750,966
Changes in non-cash working capital balances
balances related to operations:
Prepaid expenses	-	(433,500)	16,000
Accounts Payable	5,458	(490,176)	1,098,612
Net Cash (used by) from operating activities	(432)	(1,027,699)	(58,159)

Investing Activities
Cash acquired on business acquisition	0	0	316
Increase(Decrease) in shareholder loans	(2,439)	3,097	31,572
Net Cash (used by) from Investing Activities	(2,439)	3,097	31,888

Financing Activities
Exchange of debt for common shares	0	1,024,476	-
Proceeds from issuance of common shares	4,000	0	27,400
Net Cash (used by) from Financing Activities	4,000	1,024,476	27,400

Net increase (decrease) in cash during the period	1,129	(126)	1,129

Cash, beginning of the period	0	191	0

Cash, end of the period	1,129	65	1,129

EMPYREAN COMMUNICATIONS INC.

(A Development Stage Company)

BALANCE SHEETS

for the periods ended March 31, 2003 and December 31, 2002

	March 31, 2003	December 31, 2002
	Unaudited
Assets
Cash	1,129	-
Prepaid expenses - see accompanying notes	258,679	258,679
to financial statements

Total Assets	259,808	258,679

Liabilities
Accounts Payable	72,349	66,891
Due to shareholders - see accompanying notes
to financial statements	31,572	34,011

Total Liabilities	103,921	100,902

Stockholders Equity
Capital Stock
Authorized:
50,000,000 common shares, $0.001 par value
10,000,000 preferred sharess, $0.001 par value
Issued:
3,450,112 (2002: 3,250,112) common shares - see
accompanying notes to financial statements	3,450	3,250
10,000,000 preferred sharess	10,000	10,000
Additional paid in capital	10,467,609	10,463,809
Deficit accumulated during the development stage	(10,325,172)	(10,319,282)

Total Stockholders Equity/(Deficit)	155,887	157,777

Liabilities and Shareholders Equity/(Deficit)	259,808	258,679

EMPYREAN COMMUNICATIONS INC.

(A Development Stage Company)

Income Statement

with cummulative since inception

(UNAUDITED)

	For the Three Months Ended March 31, 2003	For the Three Months Ended March 31, 2002	October 30,2000 (Date of Incorporation) to March 31, 2003

Operating Expenses	5,890	104,023	1,989,830

Operating Loss	(5,890)	(104,023)	(1,989,830)

Other Income/(Expenses)
Investments written-off	-	-	(2,600,000)
Loss on write-off of technology	-	-	(5,843,140)
Accounts payable written-off	-	-	68,227
Miscellaneous Income	-	-	9,993
Gain on forgiveness of debt	-	-	29,578

Net Loss for the period	(5,890)	(104,023)	(10,325,172)

Basic loss per share
Shares Outstanding
Weighted Average Shares Outstanding

EMPYREAN COMMUNICATIONS INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS EQUITY/(DEFICIT)

for the period ended March 31, 2003

(Unaudited)

	Preferred Shares issued	Par Value	Common Shares, issued	Par Value	Additional Paid in Capital	Deficit Accumulated During the Development Stage	Total
Issued for Cash			750,000	750	250		1,000

Net Loss for the period						(70,583)	(70,583)

Balance, December 31, 2000	-	-	750,000	750	250	(70,583)	(69,583)

Issued for cash pursuant to exercise of warrants - at $200			112	-	22,400	-	22,400

Issued for acquistion of subsidiary			37,500	38	5,805,370		5,805,408

Net loss for the period						(6,748,095)	(6,748,095)

Balance, December 31, 2001	-	-	787,612	788	5,828,020	(6,818,678)	(989,870)

Issued for acquisition of subsidiary	10,000,000	10,000			1,290,000		1,300,000

Net loss for the period						(104,023)	(104,023)

Balance, March 31, 2002	10,000,000	10,000	787,612	788	7,118,020	(6,922,701)	196,107

Issued for controlling interest in Basalt Fiber Company			500,000	500	1,299,500		1,300,000

Net loss for the period						(444,772)	(444,772)

Issued pursuant to consulting fee agreements			1,775,000	1,775	612,225		614,000

Balance, June 30, 2002	10,000,000	10,000	3,062,612	3,063	9,029,745	(7,367,473)	1,665,335

Issued pursuant to consulting fee agreements			187,500	187	1,434,064		1,434,251

Net loss for the period						(6,052)	(6,052)

Balance, September 30, 2002	10,000,000	10,000	3,250,112	3,250	10,463,809	(7,373,525)	3,093,534

Net loss for the period						(2,945,757)	(2,945,757)

Balance, December 31, 2002	10,000,000	10,000	3,250,112	3,250	10,463,809	(10,319,282)	157,777

Issued for cash at $0.02			200,000	200	3,800		4,000

Net loss for the period						(5,890)	(5,890)

Balance, March 31, 2003	10,000,000	10,000	3,450,112	3,450	10,467,609	(10,325,172)	155,887

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

As previously reported, its wholly owned subsidiary, Basalt Fiber Company terminated the lease for the factory building in South Hill, Virginia in order to reduce expenditure. The action taken however does not affect in any way the Industrial Revenue Bonds, various grants and tax abatements granted to the company by the State of Virginia, provided the company sets up it's manufacturing facilities in the county of Mecklenburg, before the end of 2004. Management continues to be fully primed to either reinstate this lease or secure another suitable lease property in Mecklenburg county and install manufacturing facilities as soon as the financing being sourced, is obtained. Production of basalt fiber is expected to commence within a year of financing being obtained and conservative gross sales revenues are projected to be in excess of $2.50 million in the second year and should exceed $8.50 million by the fifth year.

In brief, Basalt fiber is the newest fiber application technology available to the Western Hemisphere. Basalt Fiber can effectively replace fiberglass in all its applications. It is also stronger, ecologically safer and more cost effective than fiberglass. As the properties of Basalt Fiber are far superior than fiber glass, it will command premium prices for all its products. The many exciting uses of basalt fiber include its application in industry, the military, local law enforcement and fire safety. Furthermore, Basalt Fiber's superior strength and advanced thermal properties will aid in the construction of much stronger and more fire resistant structures. It can also be used to enhance fire resistant apparel for firefighters and stronger bulletproof vests for law enforcement personnel.

Negotiations to obtain for Basalt Fiber Company the exclusive world wide marketing rights for quality basalt fiber was terminated and will no longer be pursued. The prolonged, depressed and uncertain economic conditions have placed a severe constraint on the company's efforts to raise start up capital. Management, however, continues to pursue all available avenues to obtain financing and will reconsider the use of a Private Placement to raise $5.00 million from accredited Investors, once the economy picks up.

Principal Product

The company's principal business is therefore for it's wholly owned subsidiary, Basalt Fiber Company, to manufacture Continuous Fiber products for resale in the world market. From start up, the company is expected to grow at a 20% to 25% rate and the list of the main objectives to be strictly pursued by top management are:

  to provide Basalt fiber Company the market presence, which is necessary to support production, marketing and sale goals and to attract customers from the niche markets for the basalt Fiber products
  Generate a fair return for shareholders and finance continued growth and development of quality products with earned profits
  To have sales of more than8.50 million by the fifth year .
  To achieve a gross margin of 73 % and to have checks and balances in place, to maintain this level
  To continue research and development into the next generation of fiber products and
  Achieve a steady and reliable production stream

Liquidity

During the next 12 months, the company will need significant working capital to fund its marketing efforts and to commence the manufacture of Basalt Fiber products. The Company continues to actively pursue financing from all available sources both in this country and overseas. As it has still not been possible to obtain a suitable financing package from the Banks and Private investors that management met and worked with in Panama, it has been decided not to pursue these sources any further.

PART II - OTHER INFORMATION

Item 5. Other Information

Board Meetings:

The Board of Directors, at a Special meeting held in Houston, Texas on February 21, 2003, approved the filing of a form S 8 registration statement for common shares to be issued to pay for professional fees and as compensation for consultants serving the Company.

Sale of restricted stock:

During the quarter 200,000 restricted shares were sold to an investor for 2 cents per share or $4,000.00

Item 6. Exhibits and Reports on Form 8-K.

Exhibit No. Document Location

3(i) Articles of Incorporation Previously Filed

3(ii) Bylaws Previously filed

________________________________________________________________________

Reports on Form 8-K

NIL

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPYREAN COMMUNICATIONS, INC.

/s/ Robert L. Lee                               Dated May 16, 2003

Robert L. Lee, President and Director

/s/ Anthony Fanale                           Dated May 16, 2003

Anthony Fanale, Director

*Print the name and title of each signing officer under his signature.

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Robert L. Lee, certify that:

  I have reviewed this quarterly report on Form 10-QSB of Claremont Empyrean Communications, Inc..;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Dated: May 19, 2003

/s/ Robert L. Lee

By: Robert L. Lee

President (or equivalent)

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Annual Report of Empyrean Communications, Inc.., a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ending March 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Robert L. Lee,  President of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Robert L. Lee

Robert L. Lee, President

Dated: May 19, 2003