Form 10KSB/A
period 2002-12-31
EMPYREAN COMMUNICATIONS INC
filed 2003-08-01
CIK 1076886

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDED FORM 10-KSB

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

EMPYREAN COMMUNICATIONS, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001

(Stated in US Dollars)

ASSETS	2002	2001
Current
Cash	$ -	$ 191
Prepaid expenses - Notes 4 and 7	258,679	-
	---------------------------	---------------------------
	$ 258,679	$ 191
	===============	================
LIABILITIES
Current
Accounts payable - Note 7	$ 66,891	$ 969,217
Due to shareholders - Note 7	34,011	20,844
	---------------------------	---------------------------
	100,902	990,061
	---------------------------	---------------------------
STOCKHOLDERS' EQUITY (DEFICIENCY)
Capital stock
Authorized:
50,000,000 common shares, $0.001 par value
10,000,000 preferred shares, $0.001 par value
Issued:
2,525,951 (2001: 65,451) common shares - Note 5	2,500	788
10,000,000 (2001: Nil) preferred shares	10,000	-
Additional paid-in capital	10,464,559	5,828,020
Deficit accumulated during the development stage	(10,319,282)	(6,818,678)
	---------------------------	---------------------------
	157,777	(989,870)
	---------------------------	---------------------------
	$ 258,679	$ 191
	===============	================

Nature and Continuance of Operations - Note 1

Commitments - Note 5

Contingencies - Note 11

Subsequent Events - Note 12

APPROVED BY THE DIRECTORS:

"Robert L. Lee"	"Anthony Fanale"
________________________, Director	_____________________________, Director

SEE ACCOMPANYING NOTES

EMPYREAN COMMUNICATIONS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF LOSS

for the years ended December 31, 2002 and 2001,

for the two months ended to December 31, 2000

and for the period October 30, 2000 (Date of Incorporation) to December 31, 2002

(Stated in US Dollars)

				October 30,
				2000
			Two months	(Date of Incor-
			ended	poration) to
	Years ended December 31,		December 31,	December 31,
	2002	2001	2000	2002
Expenses
Accounting and legal fees	$ 107,385	$ 22,796	$ -	$ 130,181
Business plan and asset valuation	-	16,380	-	16,380
Consulting fees - Note 7	851,766	790,574	67,200	1,709,540
Office and miscellaneous - Note 7	6,706	18,383	1,575	26,664
Promotion and entertainment	-	53,110	392	53,502
Rent - Note 7	2,974	15,933	-	18,907
Travel costs	-	7,350	1,416	8,766
Website expenses	-	20,000	-	20,000
	---------------------	----------------------	-----------------------	-----------------------
Net loss for the period before other items	(968,831)	(944,526)	(70,583)	(1,983,940)
Other items:
Investments written-off - Note 6	(2,600,000)	-	-	(2,600,000)
Loss on write-off of technology - Note 3	-	(5,843,140)	-	(5,843,140)
Accounts payable written-off	68,227	-	-	68,227
Gain on forgiveness of debt - Note 7	-	29,578	-	29,578
Miscellaneous income	-	9,993	-	9,993
	---------------------	----------------------	-----------------------	-----------------------
Net loss for the period	$ (3,500,604)	$ (6,748,095)	$ (70,583)	$ (10,319,282)
	============	============	=============	=============
Basic loss per share	$ (2.42)	$ (124.85)	$ (2.78)
	============	============	=============	=============
Weighted average number of shares outstanding	1,444,672	54,048	25,382
	============	============	=============	=============

SEE ACCOMPANYING NOTES

EMPYREAN COMMUNICATIONS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended December 31, 2002 and 2001,

for the two months ended to December 31, 2000

and for the period October 30, 2000 (Date of Incorporation) to December 31, 2002

(Stated in US Dollars)

				October 30,
				2000
			Two months	(Date of Incor-
			ended	poration) to
	Year ended December 31		December 31	December 31,
	2002	2001	2000	2002
Operating Activities
Net loss for the period	$(3,500,604)	$ (6,748,095)	$ (70,583)	$ (10,319,282)
Items not affecting cash:
Loss on write-off of technology	-	5,843,140	-	5,843,140
Gain on forgiveness of debt	-	(29,578)	-	(29,578)
Accounts payable written-off	(68,227)	-	-	(68,227)
Investments written-off	2,600,000	-	-	2,600,000
Non-cash:
Legal expenses	56,100	-	-	56,100
Consulting expenses	750,966	-	-	750,966
Changes in non-cash working capital balances related to operations:
Prepaid expenses	-	16,000	-	16,000
Accounts payable	148,407	874,164	70,583	1,093,154
	------------------	-----------------------	----------------------	----------------------
	(13,358)	(44,369)	-	(57,727)
	------------------	-----------------------	----------------------	----------------------
Investing Activities
Cash acquired on business acquisition	-	316	-	316
Increase in shareholder loans	13,167	20,844	-	34,011
	------------------	-----------------------	----------------------	----------------------
	13,167	21,160	-	34,327
	------------------	-----------------------	----------------------	----------------------
Financing Activity
Proceeds from issuance of common shares	-	22,400	1,000	23,400
	------------------	-----------------------	----------------------	----------------------
Net increase (decrease) in cash during the period	(191)	(809)	1,000	-
Cash, beginning of the period	191	1,000	-	-
	------------------	-----------------------	----------------------	----------------------
Cash, end of the period	$ -	$ 191	$ 1,000	$ -
	===========	=============	============	============

-/Cont'd.

SEE ACCOMPANYING NOTES

                                                EMPYREAN COMMUNICATIONS, INC.                                Continued

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended December 31, 2002 and 2001,

for the two months ended to December 31, 2000

and for the period October 30, 2000 (Date of Incorporation) to December 31, 2002

(Stated in US Dollars)

October 30,
2000
			Two months	(Date of Incor-
			ended	poration) to
	Year ended December 31		December 31	December 31,
	2002	2001	2000	2002
Supplemental disclosure of cash flow information
Cash paid for:

Interest
	$ -	$ -	$ -	$ -
	=============	=============	=============	=============
Income taxes
	$ -	$ -	$ -	$ -
	=============	=============	=============	=============

Non-cash Transactions - Note 10

SEE ACCOMPANYING NOTES

EMPYREAN COMMUNICATIONS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

for the period October 30, 2000 (Date of Incorporation) to December 31, 2002

(Stated in US Dollars)

						Deficit
						Accumulated
					Additional	During the
	Preferred Shares		Common Shares		Paid-in	Development
	Number	Par Value	Number	Par Value	Capital	Stage	Total
Balance, December 31, 1999	-	$ -	25,112	$ 25	$ 25,475	$ (33,976)	$ (8,476)
Issued for cash
- pursuant to a subscription agreement - at $0.50	-	-	500	-	100,000		100,000
- pursuant to the exercise of warrants -at $0.50	-	-	223	-	44,500		44,500
Issued as partial payment of license fee - at $3.31	-	-	4	-	6,625		6,625
Non-cash compensation charge	-	-	-	-	519,120		519,120
Net loss for the year	-	-	-	-	-	(696,287)	(696,287)
	----------------------	----------------------	----------------------	----------------------	----------------------	----------------------	----------------------
Balance, December 31, 2000	-	-	25,839	25	695,720	(730,263)	(34,518)
Issued for cash pursuant to exercise of warrants - at $200	-	-	112	-	22,400	-	22,400
Issued for acquisition of subsidiary	-	-	37,500	38	5,805,370	-	5,805,408
Consolidated elimination entry	-	-	-	(25)	(694,720)	659,680	(35,065)
Net loss for the year	-	-	-	-	-	(6,748,095)	(6,748,095)
	----------------------	----------------------	----------------------	----------------------	----------------------	----------------------	----------------------

-/Cont'd.

                                                EMPYREAN COMMUNICATIONS, INC.                                Continued

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

for the period October 30, 2000 (Date of Incorporation) to December 31, 2002

(Stated in US Dollars)

						Deficit
						Accumulated
					Additional	During the
	Preferred Shares		Common Shares		Paid-in	Development
	Number	Par Value	Number	Par Value	Capital	Stage	Total
Balance, December 31, 2001	-	-	63,451	38	5,828,770	(6,818,678)	(989,870)
Issued pursuant to consulting fee agreements - at $0.15	-	-	400,000	400	59,600	-	60,000
- at $0.20	-	-	1,200,000	1,200	238,800	-	240,000
- at $1.60	-	-	5,000	5	7,995	-	8,000
- at $1.80	-	-	170,000	170	305,830	-	306,000
- at $4.00	-	-	99,186	99	396,645	-	396,744
- at $5.20	-	-	17,500	17	90,983	-	91,000
- at $12.18	-	-	15,000	15	182,635	-	182,650
- at $12.39	-	-	15,000	15	185,895	-	185,910
- at $12.72	-	-	15,000	15	190,721	-	190,736
- at $15.00	-	-	25,814	26	387,185	-	387,211
Issued for acquisition of subsidiaries - at $2.60	-	-	500,000	500	1,299,500	-	1,300,000
- at $0.13	10,000,000	10,000	-	-	1,290,000	-	1,300,000
Net loss for the year	-	-	-	-	-	(3,500,604)	(3,500,604)
	----------------------	----------------------	----------------------	----------------------	----------------------	----------------------	----------------------
Balance, December 31, 2002	10,000,000	$ 10,000	2,525,951*	$ 2,500	$ 10,464,559	$ (10,319,282)	$ 157,777
	==========	==========	==========	==========	==========	==========	==========

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

Note 3 Business Acquisition

By an agreement dated February 23, 2001, the Company acquired all of the outstanding common shares of ECI by issuing 37,500 common shares (post-consolidation - 750,000 shares) of the Company.

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

Total assets	$ 16,316
Total liabilities	54,048
------------------------
Net asset deficiency	(37,732)
Amount assigned to technology	5,843,140
------------------------
Purchase price	$ 5,805,408
==============

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

Presented below is a summary of the stock option activity for the years shown:

		Weighted
	Number of	Average
	Stock Options	Exercise Price
Granted	1,300,000	$0.75
	-------------------------
Balance, December 31, 2000	1,300,000	$0.75
1:20 reverse split	(1,235,000)	-
	-------------------------
Balance, December 31, 2001	65,000	$15.00
1:20 reverse split	(61,750)	-
	-------------------------
Balance, December 31, 2002	3,250	$300.00
	================	===============

The number of stock options outstanding is equal to the number exercisable as there are no vesting provisions.

Because of the reverse take-over transaction (Note 3), the disclosures required by APB No. 25 have not been provided as they would not be considered meaningful.

Note 5 Capital Stock - Note 12 - (cont'd)

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
=============
Gross deferred tax assets	$ 671,142
Valuation allowance for deferred tax assets	(671,142)
----------------------
$ -
==============

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None.

(b) Reports on Form 8-K.

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPYREAN COMMUNICATIONS, INC.

/s/ Robert L. Lee

Robert L. Lee, President and CEO

Date:    July 28, 2003

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert L. Lee	/s/ Anthony Fanale
Robert L. Lee, President and CEO	Anthony Fanale, Director
Date: July 28, 2003	Date: July 28, 2003

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Robert L. Lee, certify that:

     1. I have reviewed this amended annual report on Form 10-KSB of Empyrean Communication, Inc. for the year ended December 31, 2002;

     2. Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report.

     4. The registrant's other certifying offering officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended annual report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended annual report (the "Evaluation Date"); and c) presented in this amended annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this amended annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    July 28, 2003

/s/ Robert L. Lee
Robert L. Lee
President and CEO

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with theamended Annual Report of Empyrean Communications, Inc., a Nevada corporation (the "Company"), on Form 10-KSB for the year ending December 31, 2002 as filed with the Securities and Exchange Commission (the "Report"), I, Robert L. Lee, President of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Robert L. Lee

Robert Lee

President and CEO

Date:    July 28, 2003