Form 10QSB
period 2003-06-30
EMPYREAN COMMUNICATIONS INC
filed 2003-08-14
CIK 1076886

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
OMB APPROVAL
OMB Number: 3235-0416
Expires: April 30,2003
Estimated average burden hours per response: 32.00

FORM 10-QSB

(Mark One)
[X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended ___June 30, 2003______________________________

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

_As of June 30, 2003 there were 9,415,951 shares of common stock issued and outstanding

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X  ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Following are the un-audited financial statements for the period ended June 30, 2003:

EMPYREAN COMMUNICATIONS INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the three month periods ended June 30, 2003 and 2002 and the six month periods ended June 30, 2003 and 2002 and for the period October 30,2000 (Date of Incorporation) to June 30, 2003
(Unaudited)
	For the Three Months Ended June 30, 2003	For the Three Months Ended June 30, 2002	For the Six Months Ended June 30, 2003	For the Six Months Ended June 30, 2002	October 30,2000 (Date of Incorporation) to June 30,2003
Cash Flows used in Operating Activites
Net loss for the period	(14,328)	(444,772)	(20,218)	(548,795)	(10,339,500)
Items not affecting cash:
Accounts Payable written off					(68,227)
Investments written-off	-	-			2,600,000
Loss on write-off of technology	-	-			5,843,140
Gain on forgiveness of debt	-	-			(29,578)
Non-cash:
Legal expenses	-	-			56,100
Consulting expenses	-	-			750,966
Changes in non-cash working capital balances
balances related to operations:
Prepaid expenses	(148,043)	(18,000)	(148,043)	(451,500)	(132,043)
Accounts Payable	(729)	(275,584)	4,729	(765,825)	1,097,883
Net Cash (used by) from operating activities	(163,100)	(738,356)	(163,532)	(1,766,120)	(221,259)

Investing Activities
Investment in Basalt Fiber Company		(900,000)		(900,000)
Cash acquired on business acquisition					316
Short Term note issued May 7, 2003	7,500	0	7,500		7,500
Increase(Decrease) in shareholder loans	(8,323)	9,291	(10,762)	12,388	23,249
Net Cash (used by) from Investing Activities	(823)	(890,709)	(3,262)	(887,612)	31,065

Financing Activities
Exchange of debt for common shares		270,000		1,294,476
Exchange of prepaid services for common shares	156,000	459,000	156,000	459,000	156,000
Exchange of common shares for investment in Basalt Fiber Company		900,000		900,000
Proceeds from issuance of common shares	6,800	0	10,800		34,200
Net Cash (used by) from Financing Activities	162,800	1,629,000	166,800	2,653,476	190,200

Net increase (decrease) in cash during the period	(1,123)	(65)	6	(256)	6

Cash, beginning of the period	1,129	65	0	256	0

Cash, end of the period	6	0	6	0	6

EMPYREAN COMMUNICATIONS INC.
(A Development Stage Company)
BALANCE SHEETS
for the periods ended March 31, 2003 and December 31, 2002

	March 31, 2003	December 31, 2002
	Unaudited
Assets
Cash	6	-
Prepaid expenses - see accompanying notes	406,722	258,679
to financial statements

Total Assets	406,728	258,679

Liabilities
Accounts Payable - see accompanying notes
to financial statements	71,620	66,891
Short Term Note Payable	7,500	-
Due to shareholders - see accompanying notes
to financial statements	23,249	34,011

Total Liabilities	102,369	100,902

Stockholders Equity
Capital Stock
Authorized:
50,000,000 common shares, $0.001 par value
10,000,000 preferred sharess, $0.001 par value
Issued:
8,265,951 (2002: 2,525,951) common shares - see
accompanying notes to financial statements	8,240	2,500
10,000,000 preferred sharess	10,000	10,000
Additional paid in capital	10,625,619	10,464,559
Deficit accumulated during the development stage	(10,339,500)	(10,319,282)

Total Stockholders Equity/(Deficit)	304,359	157,777

Liabilities and Shareholders Equity/(Deficit)	406,728	258,679

EMPYREAN COMMUNICATIONS INC.
(A Development Stage Company)
Income Statement
for the Three Months and Six Months Periods Ended June 30, 2003 and 2002
with cummulative since inception

(UNAUDITED)

	For the Three Months Ended June 30, 2003	For the Three Months Ended June 30, 2002	For the Six Months Ended June 30, 2003	For the Six Months Ended June 30, 2002	October 30,2000 (Date of Incorporation) to June 30, 2003

Operating Expenses	14,328	444,772	20,218	548,795	2,004,158

Operating Loss	(14,328)	(444,772)	(20,218)	(548,795)	(2,004,158)

Other Income/(Expenses)
Investments written-off	-	-			(2,600,000)
Loss on write-off of technology	-	-			(5,843,140)
Accounts payable written-off	-	-			68,227
Miscellaneous Income	-	-			9,993
Gain on forgiveness of debt	-	-			29,578

Net Loss for the period	(14,328)	(444,772)	(20,218)	(548,795)	(10,339,500)

Basic loss per share
Shares Outstanding
Weighted Average Shares Outstanding

(A Development Stage Company)
STATEMENT OF STOCKHOLDERS EQUITY/(DEFICIT)
for the period ended June 30, 2003
(Unaudited)
	Preferred Shares issued	Par Value	Common Shares, issued	Par Value	Additional Paid in Capital	Deficit Accumulated During the Development Stage	Total
Balance, December 31, 2001	-	-	63,451	38	5,828,770	(6,818,678)	(989,870)

Issued for acquisition of subsidiary	10,000,000	10,000			1,290,000		1,300,000

Net loss for the period						(104,023)	(104,023)

Balance, March 31, 2002	10,000,000	10,000	63,451	38	7,118,770	(6,922,701)	196,107

Issued for controlling interest in Basalt Fiber Company			500,000	500	1,299,500		1,300,000

Issued pursuant to consulting fee agreements			1,775,000	1,775	612,225		614,000

Net loss for the period						(444,772)	(444,772)

Balance, June 30, 2002	10,000,000	10,000	2,338,451	2,313	9,030,495	(7,367,473)	1,665,335

Issued pursuant to consulting fee agreements			187,500	187	1,434,064		1,434,251

Net loss for the period						(6,052)	(6,052)

Balance, September 30, 2002	10,000,000	10,000	2,525,951	2,500	10,464,559	(7,373,525)	3,093,534

Net loss for the period						(2,945,757)	(2,945,757)

Balance, December 31, 2002	10,000,000	10,000	2,525,951	2,500	10,464,559	(10,319,282)	157,777

Issued for cash at $0.02			200,000	200	3,800		4,000

Net loss for the period						(5,890)	(5,890)

Balance, March 31, 2003	10,000,000	10,000	2,725,951	2,700	10,468,359	(10,325,172)	155,887

Issued for cash at $0.02			340,000	340	6,460		6,800

Issued pursuant to consulting fee agreements			5,200,000	5,200	150,800		156,000

Net loss for the period						(14,328)	(14,328)

Balance, June 30, 2003	10,000,000	10,000	8,265,951	8,240	10,625,619	(10,339,500)	304,359

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

The company's wholly owned subsidiary, Basalt Fiber Company terminated the lease for the factory building in South Hill, Virginia to reduce monthly expenditures. The action taken however does not affect in any way the Industrial Revenue Bonds, various grants and tax abatements granted to the company by the State of Virginia, provided the company sets up it's manufacturing facilities in the county of Mecklenburg, before the end of 2004. Management continues to be fully primed to either reinstate this lease or secure another suitable lease property in Mecklenburg county and install manufacturing facilities as soon as the financing being sourced, is obtained. Production of basalt fiber is expected to commence within a year of financing being obtained and conservative gross sales revenues are projected to be in excess of $2.50 million in the second year and should exceed $8.50 million by the fifth year. During this quarter, several promising sources of financing have been in contact with management and meetings held.

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

The prolonged, depressed and uncertain economic conditions have, no doubt, placed a severe constraint on the company's efforts to raise capital. In June, 2003,a revamping of the company's strategy was undertaken and announced in a Press Release. Management has rationalized its Basalt Fiber business with a revised Business Plan that will require only $650,000 to become revenue producing. It is also the intention to diversify into the Real Estate, Financial services and Oil and gas sectors and management is actively pursuing these objectives. A promising Real Estate development project is being reviewed and to reflect the company's diversification strategy a name change will be undertaken at a shareholders meeting tentatively scheduled for the end of September this year. Shareholders will also be requested to approve the increase of the company's capital structure.

Principal Product

Until the company's recently formulated diversification policy makes significant progress, Management will continue to give priority to obtaining the financing that it's wholly owned subsidiary, Basalt Fiber Company, requires to manufacture continuous Fiber products for resale in the world market. From start up, the company is expected to grow at a 20% to 25% rate and the list of the main objectives to be strictly pursued by top management are:

  to provide Basalt Fiber Company the market presence, which is necessary to support production, marketing and sale goals and to attract customers from the niche markets for the Basalt Fiber products
  Generate a fair return for shareholders and finance continued growth and development of quality products with earned profits
  To have sales of more than 8.50 million by the fifth year .
  To achieve a gross margin of 73 % and to have checks and balances in place to maintain this level
  To continue research and development into the next generation of fiber products and
  Achieve a steady and reliable production stream

Liquidity

During the next 12 months, the company will need significant working capital to fund its marketing efforts and to commence the manufacturing of Basalt Fiber products. The Company continues to actively pursue financing from all available sources both in this country and overseas. Consideration will also be given to raising funds through a Private Placement once the economy improves.

PART II - OTHER INFORMATION

Item 5. Other Information

Board Meetings:

The Board of Directors, at a Special meeting held in Houston, Texas on February 21, 2003, approved the issuance of 5.200,000 common shares through an S 8 filing , for prepaid legal fees and in lieu of future consulting fees. .Shares were issued as follows:

James B. Parsons 500,000 shares for Prepaid legal fees of $15,000.00

James D. Smith 200,000 shares for prepaid consulting fees of $6,000.00

Howard A, Scala 1,500,000 shares for prepaid consulting fees of $45,000.00

Anthony Fanale 1,500,000 shares for prepaid consulting fees of $45,000.00

Robert L. Lee 1,500,000 shares for prepaid consulting fees of $45,000.00

Sale of restricted stock:

During the quarter 340,000 restricted shares were sold to an investor for $5,800.00

Item 6. Exhibits and Reports on Form 8-K

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

EMPYREAN COMMUNICATIONS, INC.

/s/ Robert L. Lee                                 Date August 14, 2003

Robert L. Lee, President and Director

/s/ Anthony Fanale                          Date August 14, 2003

Anthony Fanale, Director

*Print the name and title of each signing officer under his signature.

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Robert L. Lee, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Empyrean Communication, Inc. for the quarter ended June 30, 2003;

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

Date: August 14, 2003

/s/ Robert L. Lee
Robert L. Lee
President

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Empyrean Communications, Inc.., a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ending June 30, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Robert L. Lee,  President of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Robert L. Lee

Robert L. Lee, President

Dated: August 14, 2003