Form 10QSB
period 2003-09-30
EMPYREAN COMMUNICATIONS INC
filed 2003-11-12
CIK 1076886

OMB APPROVAL
OMB Number: 3235-0416
Expires: April 30,2003
Estimated average burden hours per response: 32.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended ___September 30, 2003______________________________

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

_As of September 30, 2003 there2003 there were 9,715,951 shares of common stock issued and outstanding

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X[  ]X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Following are the un-audited financial statements for the period ended September 30, 2003:

EMPYREAN COMMUNICATIONS INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

For the three month periods ended September 30, 2003 and 2002 and the nine month periods ended September 30, 2003 and 2002 and for the period October 30,2000 (Date of Incorporation) to September 30, 2003

(Unaudited)
	For the Three Months Ended September 30, 2003	For the Three Months Ended September 30, 2002	For the Nine Months Ended September 30, 2003	For the Nine Months Ended September 30, 2002	October 30,2000 (Date of Incorporation) to September 30,2003
Cash Flows used in Operating Activites
Net loss for the period	(4,531)	(6,052)	(24,749)	(554,847)	(10,344,031)
Items not affecting cash:
Accounts Payable written off					(68,227)
Investments written-off	-	-			2,600,000
Loss on write-off of technology	-	-			5,843,140
Gain on forgiveness of debt	-	-			(29,578)
Non-cash:
Legal expenses	-	-			56,100
Consulting expenses	-	-			750,966
Changes in non-cash working capital balances
balances related to operations:
Prepaid expenses	0	0	(148,043)	(451,500)	(132,043)
Accounts Payable	3,787	275,998	8,516	(489,827)	1,101,670
Net Cash (used by) from operating activities	(744)	269,946	(164,276)	(1,496,174)	(222,003)

Investing Activities
Investment in Basalt Fiber Company		0		(900,000)
Cash acquired on business acquisition					316
Short Term note issued May 7, 2003	(4,500)	0	3,000		3,000
Increase(Decrease) in shareholder loans	(738)	0	(11,500)	12,388	22,511
Net Cash (used by) from Investing Activities	(5,238)	0	(8,500)	(887,612)	25,827

Financing Activities
Exchange of debt for common shares		(270,000)		1,024,476
Exchange of prepaid services for common shares	0	0	156,000	459,000	156,000
Exchange of common shares for investment in Basalt Fiber Company		0		900,000
Proceeds from issuance of common shares	6,000	0	16,800		40,200
Net Cash (used by) from Financing Activities	6,000	(270,000)	172,800	2,383,476	196,200

Net increase (decrease) in cash during the period	18	(54)	24	(310)	24

Cash, beginning of the period	6	65	0	256	0

Cash, end of the period	24	11	24	(54)	24

EMPYREAN COMMUNICATIONS INC.

(A Development Stage Company)

BALANCE SHEETS

for the periods ended September 30, 2003 and December 31, 2002
	September 30, 2003	December 31, 2002
	Unaudited
Assets
Cash	24	-
Prepaid expenses	406,722	258,679
to financial statements

Total Assets	406,746	258,679

Liabilities
Accounts Payable	75,407	66,891
Short Term Note Payable	3,000	-
Due to shareholders	22,511	34,011

Total Liabilities	100,918	100,902

Stockholders Equity
Capital Stock
Authorized:
50,000,000 common shares, $0.001 par value
10,000,000 preferred sharess, $0.001 par value
Issued:
8,565,951 (2002: 2,525,951) common shares	8,540	2,500
10,000,000 preferred sharessshares	10,000	10,000
Additional paid in capital	10,631,319	10,464,559
Deficit accumulated during the development stage	(10,344,031)	(10,319,282)

Total Stockholders Equity/(Deficit)	305,828	157,777

Liabilities and Shareholders Equity/(Deficit)	406,746	258,679

EMPYREAN COMMUNICATIONS INC.

(A Development Stage Company)

Income Statement

for the Three Months and Six Months Periods Ended September 30, 2003 and 2002

with cummulativecumulative since inception
(UNAUDITED)

	For the Three Months Ended September 30, 2003	For the Three Months Ended September 30, 2002	For the Nine Months Ended September 30, 2003	For the Nine Months Ended September 30, 2002	October 30,2000 (Date of Incorporation) to September 30, 2003

Operating Expenses	4,531	6,052	24,749	554,847	2,008,689

Operating Loss	(4,531)	(6,052)	(24,749)	(554,847)	(2,008,689)

Other Income/(Expenses)
Investments written-off	-	-			(2,600,000)
Loss on write-off of technology	-	-			(5,843,140)
Accounts payable written-off	-	-			68,227
Miscellaneous Income	-	-			9,993
Gain on forgiveness of debt	-	-			29,578

Net Loss for the period	(4,531)	(6,052)	(24,749)	(554,847)	(10,344,031)

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS EQUITY/(DEFICIT)

forFor the period ended Septemberended September 30, 2003

(Unaudited)
	Preferred Shares issued	Par Value	Common Shares, issued	Par Value	Additional Paid in Capital	Deficit Accumulated During the Development Stage	Total
Balance, December 31, 2001	-	-	63,451	38	5,828,770	(6,818,678)	(989,870)

Issued for acquisition of subsidiary	10,000,000	10,000			1,290,000		1,300,000

Net loss for the period						(104,023)	(104,023)

Balance, March 31, 2002	10,000,000	10,000	63,451	38	7,118,770	(6,922,701)	196,107

Issued for controlling interest in Basalt Fiber Company			500,000	500	1,299,500		1,300,000

Issued pursuant to consulting fee agreements			1,775,000	1,775	612,225		614,000

Net loss for the period						(444,772)	(444,772)

Balance, June 30, 2002	10,000,000	10,000	2,338,451	2,313	9,030,495	(7,367,473)	1,665,335

Issued pursuant to consulting fee agreements			187,500	187	1,434,064		1,434,251

Net loss for the period						(6,052)	(6,052)

Balance, September 30, 2002	10,000,000	10,000	2,525,951	2,500	10,464,559	(7,373,525)	3,093,534

Net loss for the period						(2,945,757)	(2,945,757)

Balance, December 31, 2002	10,000,000	10,000	2,525,951	2,500	10,464,559	(10,319,282)	157,777

Issued for cash at $0.02			200,000	200	3,800		4,000

Net loss for the period						(5,890)	(5,890)

Balance, March 31, 2003	10,000,000	10,000	2,725,951	2,700	10,468,359	(10,325,172)	155,887

Issued for cash at $0.02			340,000	340	6,460		6,800

Issued pursuant to consulting fee agreements			5,200,000	5,200	150,800		156,000

Net loss for the period						(14,328)	(14,328)

Balance, June 30, 2003	10,000,000	10,000	8,265,951	8,240	10,625,619	(10,339,500)	304,359

Issued for cash at $0.02			300,000	300	5,700		6,000

Net loss for the period						(4,531)	(4,531)

Balance, September 30, 2003	10,000,000	10,000	8,565,951	8,540	10,631,319	(10,344,031)	305,828

Item 2. Management's Plan of Operation.

The company is in its initial stages of development with no revenues or income and is subject to all the risks inherent in the creation of a new business. Since the company's principal activities to date have been limited to organizational activities, prospect development, and acquisition of interest, it has no record of revenue-producing operations. Consequently, there is no operating history upon which to base an assumption that the company will be able to achieve its business plans

The company's business focus is to pursue all different avenues in order to obtain the funding required to commence the manufacture and sales of continuous basalt fiber and related products.

The company's wholly owned subsidiary, Basalt Fiber Company terminated the lease for the factory building in South Hill, Virginia to reduce monthly expenditures. The action taken however does not affect in any way the Industrial Revenue Bonds, various grants and tax abatements granted to the company by the State of Virginia, provided the company sets up it's manufacturing facilities in the county of Mecklenburg, before the end of 2004. Should circumstances be advantageous for the company, Management will either reinstate this lease or secure another suitable lease property in Mecklenburg Ccounty and install manufacturing facilities as soon as the financing is obtained. Production of basalt fiber is expected to commence within a year of financing being obtained and conservative gross sales revenues are projected to be in excess of $2.50 million in the second year and should exceed $8.50 million by the fifth year.

In brief, Basalt fiber is the newest fiber application technology available to the Western Hemisphere. Basalt Fiber can effectively replace fiberglass in all its applications. It is also stronger, ecologically safer and more cost effective than fiberglass. As the properties of Basalt Fiber are far superior to fiber glass, it will command premium prices for all its products. The many exciting uses of basalt fiber include its application in industry, the military, local law enforcement and fire safety. Furthermore, Basalt Fiber's superior strength and advanced thermal properties will aid in the construction of much stronger and more fire resistant structures. It can also be used to enhance fire resistant apparel for firefighters and stronger bulletproof vests for law enforcement personnel.

Principal Product

Until the company's recently formulated diversification policy makes significant progress, Management will continue to give priority to obtaining the financing that it's wholly owned subsidiary, Basalt Fiber Company, requires to manufacture continuous Fiber products for resale in the world market. The company is expected to grow at a 20% to 25% rate from start up. The list of the main objectives to be strictly pursued by management is:

  to provide Basalt Fiber Company the market presence, which is necessary to support production, marketing and sale goals and to attract customers from the niche markets for the Basalt Fiber products
  Generate a fair return for shareholders and finance continued growth and development of quality products with earned profits
  To have sales of more than 8.50 million by the fifth year.
  To achieve a gross margin of 73 % and to have checks and balances in place to maintain this level
  To continue research and development into the next generation of fiber products and
  Achieve a steady and reliable production stream

Liquidity

During the next 12 months, the company will need significant working capital to fund its marketing efforts and to commence the manufacturing of Basalt Fiber products. The Company continues to actively pursue financing from all available sources both in the U.S. and overseas. An application for a $100 million line of credit to provide working capital, is presently being processed by a company with established overseas principals. Consideration will also be given to raising funds through either a private placement or the sale of corporate bonds backed by an insurance company bond guarantee.

Latest Developments

During August 2003, Management engaged in merger talks with an established company with an expanding business, but negotiations were terminated, as the original terms offered by this party could not be met.

During September 2003, consideration was given for the company's wholly owned subsidiary, Basalt Fiber Company, to enter into a teaming agreement with an established company that indicated a strong interest in purchasing basalt fiber. Talks with this company continue, and on October 14, 2003 a letter of intent to pursue a merger was signed with the Golden Ratio Group of Emigrant, Montana. All these events were covered in the press releases made during this period. Details were also provided in the reports on Form 8-K filed.

PART II - OTHER INFORMATION

Item 5. Other information

Board Meetings

The Board of Directors, at a special meeting held in Houston on September 25, 2003, approved the issuance of 7,000,000 common shares through an S 8 filing, for prepaid legal fees and in lieu of future consulting fees. Shares were however only issued to the following during October 2003:

James B. Parsons 1,000,000 shares for prepaid legal fees of $20,000

Anthony Fanale 3,000,000 shares for prepaid consulting fees of $60,000

Robert L. Lee 3,000,000 shares for prepaid consulting fees of $60,000

Sale of restricted stock

During the quarter, 300,000 shares of restricted share were sold to an investor. The proceeds of $6,000 obtained were used for the part repayment of a loan provided by this investor.

Item 6. Exhibits and Reports on Form 8-K

Exhibit No. Document Location

3(i) Articles of Incorporation Previously Filed

3(ii) Bylaws Previously filed

________________________________________________________________________

Reports on Form 8-K

On August 29, September 29, and October 14, 2003 the company filed current reports on Form 8-K reporting in Item 5- Other events.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPYREAN COMMUNICATIONS, INC.

/s/ Robert L. Lee                                Date November 7, 2003

Robert L. Lee, President and Director

/s/ Anthony Fanale                        Date November 7, 2003

Anthony Fanale, Director

*Print the name and title of each signing officer under his signature.

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Robert L. Lee, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Empyrean Communication, Inc. for the quarter ended September 30, 2003;

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

Date: November 7, 2003

/s/ Robert L. Lee
Robert L. Lee
President and CEO

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Empyrean Communications, Inc.., a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ending September 30, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Robert L. Lee,  President, President of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Robert L. Lee

Robert L. Lee, President and CEO

Dated: November 7, 2003