Form 10QSB/A
period 2003-09-30
EMPYREAN COMMUNICATIONS INC
filed 2003-12-03
CIK 1076886

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

2537 South Gessner, Suite 114,

Houston, TX 77063

(address of principal executive offices)

Issuers telephone number: (713) 260 7236

___NEVADA_____________________________________ (State or other jurisdiction of incorporation or organization)	____88-0413417________________________ (IRS Employer Identification No.)

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

_As of September 30, 2003 there were 9,715,951 shares of common stock issued and outstanding

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

The following paragraph under Item 2 - Liquidity, of the Registrant,s Quarterly Report filed November 12, 2003, is amended to read as follows:

Liquidity

During the next 12 months, the company will need significant working capital to fund its marketing efforts and to commence the manufacturing of Basalt Fiber products. The Company continues to actively pursue financing from all available sources both in the U.S. and overseas. An application for a $1 million line of credit to provide working capital, is presently being processed by a company with established overseas principals. Consideration will also be given to raising funds through either a private placement or the sale of corporate bonds backed by an insurance company bond guarantee.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPYREAN COMMUNICATIONS, INC.

/s/ Robert L. Lee Date December 3, 2003

Robert L. Lee, President and Director

/s/ Anthony Fanale Date December 3, 2003

Anthony Fanale, Director

*Print the name and title of each signing officer under his signature.

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Robert L. Lee, certify that:

     1. I have reviewed this amended quarterly report on Form 10-QSB/A of Empyrean Communication, Inc. for the quarter ended September 30, 2003;

     2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

\Date: December 3, 2003

/s/ Robert L. Lee
Robert L. Lee
President and CEO

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Amended Quarterly Report of Empyrean Communications, Inc.., a Nevada corporation (the "Company"), on Form 10-QSB/A for the quarter ending September 30, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Robert L. Lee, President of the Company, certify, pursuant to S 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. S 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

/s/ Robert L. Lee

Robert L. Lee, President and CEO

Dated: December 3, 2003