Form 10KSB
period 2003-12-31
EMPYREAN COMMUNICATIONS INC
filed 2004-04-13
CIK 1076886

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

Title of Class: Common Stock

Title of Class: Preferred

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the fiscal year ended December 31, 2003 were NIL

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of March 19, 2004: $260,895

Number of shares of Common Stock, $0.001 par value per share, of the registrant outstanding as of December 31, 2003: * 16,265,951

Note:

* 1,150,000 shares "on hold" and awaiting return by a third party not included.

Number of shares of Preferred Stock of the registrant outstanding as of December 31, 2003: 10,000,000

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated herein by reference.

Transitional Small Business Issuer Format Yes No X

                                                                ----     ----

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-KSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to consummate a merger or business combination, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I.

ITEM 1. DESCRIPTION OF BUSINESS

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

(b) Business of Issuer.

Empyrean Communications, Inc., formed as a private company in 2000, was originally intended to be a broadband provider capable of delivering fiber capacity to OC-192 levels. The company, however, after considering the plight of the broadband industry in late 2001 and early 2002, decided that it would be prudent to undertake other businesses that would be capable of providing it with income streams. After detailed study, a decision was made to move into the basalt fiber manufacturing and derivative products business.

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

To-date the company has no business operations, as efforts made to obtain financing to set up manufacturing facilities for Basalt Fiber Company have not been successful. Similarly, Belfiber Corporation remains dormant, as it has not been possible to find a suitable business for it.

In view of the inability to commence business operations, the purchase price of $2,600,00 for these two companies were written off in 2002.

However, efforts to obtain financing for Basalt Fiber Company continue and better progress appears possible in view of the upturn in economic conditions. Management is currently in contact with an investment banking firm in New York and also an overseas hedge fund.

The company is also considering the acquisition of Basalt Specialty Products, Inc., through a stock swap. This North Carolina corporation, which carries $180,000 of ready to use inventory, is a manufacturer of high demand basalt fiber derivative products.

Controls and Procedures

Our management has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") prior to the filing date of this report. Based upon that evaluation, our management has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

ITEM 2. PROPERTIES

Empyrean Communications, Inc. does not own any real property. The current verbal lease agreement is for a 140 square feet office located at 2537 South Gessner, Suite 114, Houston Texas, 77063. The terms of the lease is month to month and rental payment is not currently required.

ITEM 3. LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The holding of the Annual Stockholders meeting to deal with normal business is under consideration for around mid-2004, as an earlier date is no longer suitable due to other more pressing corporate developments. In addition, the shareholders will be asked to vote on changes to its Articles of Incorporation that will involve a name change to Empyrean Corporation, expanding voting rights for holders of Preferred Stock of the Company and increases in the Company's authorized preferred and common stock. The name change that will do away with the word "communications" is in fact necessary, as the company has withdraw from the communications bandwidth business in the fall of 2001, and intends to diversify to other businesses in the near future.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDERS MATTERS.

On March 3, 2000 the Company was cleared by the NASD for trading on the OTC Bulletin Board. The symbol under the name Empyrean Communications, Inc. is EPYR

At the present time, there are no assets available for the payment of dividends. The Company does not anticipate paying any dividends in the next twelve months.

The Articles of Incorporation currently authorize the issuance of 50,000,000 shares of common stock, with a par value of $0.001. The holders of the Shares: (a) have equal ratable rights to dividends from funds legally available therefore, when, as, and if declared by the Board of Directors of the Company; (b) are entitled to share ratably in all of the assets of the Company available for distribution upon winding up of the affairs of the Company; (c) do not have preemptive subscription or conversion rights and there are no redemption or sinking fund applicable thereto; and (d) are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of shareholders. These securities do not have any of the following rights: (a) cumulative or special voting rights; (b) preemptive rights to purchase in new issues of Shares; (c) preference as to dividends or interest; (d) preference upon liquidation; or (e) any other special rights or preferences. In addition, the Shares are not convertible into any other security. There are no restrictions on dividends under any loan other financing arrangements or otherwise. See a copy of the Articles of Incorporation, and an amendment thereto, and Bylaws of the Company, attached as Exhibit 3.1, Exhibit 3.2, and Exhibit 3.3, respectively, to this Form 10-SB/A. As of December 31, 2003, the Company had 17,415,951 shares of common stock outstanding.

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

Share Purchase Warrants

At December 31, 2003, no share purchase warrants were outstanding.

Share Purchase Option

At December 31, 2003, 3,250 share purchase options were outstanding. Each option entitles the holder to purchase one additional share of the company at $300 per share until April 17, 2010.

Dividends.

The Company does not currently intend to pay cash dividends. The Company's proposed dividend policy is to make distributions of its revenues to its stockholders when the Company's Board of Directors deems such distributions appropriate. Because the Company does not intend to make cash distributions, potential shareholders would need to sell their shares to realize a return on their investment. There can be no assurances of the projected values of the neither shares, nor can there be any guarantees of the success of the Company. A distribution of revenues will be made only when, in the judgment of the Company's Board of Directors, it is in the best interest of the Company's stockholders to do so. The Board of Directors will review, among other things, the investment quality and marketability of the securities considered for distribution; the impact of a distribution of securities on its customers, joint venture associates, management contracts, other investors, financial institutions, and the company's internal management, plus the tax consequences and the market effects of an initial or broader distribution of such securities.

Transfer Agent.

The Company continues to retain the services of Pacific Stock Transfer Company, 500 E. Warm Springs Road, Suite 240, Las Vegas, NV 89119, to act as transfer agent and registrar.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In January of 2002, the Company acquired, by way of a stock swap, two Virginia fiber-manufacturing companies, Belfiber Company and Basalt Fiber Company. In so doing, the Company acquired 100% of all outstanding stock of both companies, and intends to direct all of its efforts to the development of these companies, as well as possible future acquisitions of any viable businesses in other sectors like real estate, financial services, oil and gas and medical and technology. To reflect this revised business strategy and that the company has given up the telecommunications bandwidth business, a name change to Empyrean Corporation will be done.

The high and low prices for the company's stock by quarters for 2003 are given below:

	1st quarter	2nd. Quarter	3rd. quarter	4th. Quarter

High	0.05	0.045	0.066	0.055

Low	0.03	0.02	0.035	0.035

ITEM 7. FINANCIAL STATEMENTS

Included herewith are the following financial statements:

INDEPENDENT AUDITORS REPORT

To the Board of Directors

Empyrean Communications, Inc.

(A Development Stage Company)

Houston, Texas

We have audited the accompanying consolidated balance sheet of Empyrean Communications, Inc. as of December 31, 2003, and the related consolidated statements of expenses, stockholders' deficit, and cash flows for the year ended and the period from October 30, 2000 (Inception) through December 31, 2003. These consolidated financial statements are the responsibility of Empyrean's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements for the period October 30, 2000 (Inception) through December 31, 2002, were audited by other auditors whose reports expressed unqualified opinions on those statements. The consolidated financial statements for the period October 30, 2000 (Inception) through December 31, 2002, include total revenues and net loss of $0 and $4,762,824, respectively. Our opinion on the consolidated statements of expenses, stockholders' deficit and cash flows for the period October 30, 2000 (Inception) through December 31, 2002, insofar as it relates to amounts for prior periods through December 31, 2002, is based solely on the report of other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Empyrean Communications, Inc., as of December 31, 2003, and the results of its operations and its cash flows for the period described in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Empyrean will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Empyrean has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 10 to these consolidated financial statements, an error resulting in an overstatement of previously reported stockholders deficit and net loss for 2001 were discovered by the management of Empyrean during March 2004. Accordingly, adjustments have been made as of December 31, 2001 to correct the errors.

MALONE & BAILEY, PLLC

www.malone-bailey.com

Houston, Texas

March 8, 2004

INDEPENDENT AUDITORS' REPORT

To the Stockholders,

Empyrean Communications, Inc.

(A Development Stage Company)

We have audited the accompanying consolidated statements of loss, stockholders' equity and cash flows of Empyrean Communications, Inc. (A Development Stage Company) for the year ended December 31, 2002 and for the period October 30, 2000 (Date of Incorporation) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Empyrean Communications, Inc. for the year ended December 31, 2002 and for the period October 30, 2000 (Date of Incorporation) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 2, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada "AMISANO HANSON"

April 15, 2003 Chartered Accountants

EMPYREAN COMMUNICATIONS, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

December 31, 2003
ASSETS

Current Assets
Cash	$683
=============

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Current Liabilities

Accounts Payable	$48,348
Notes payable to shareholders	48,587
-------------
Total Current Liabilities	96,935
-------------
Commitments and Contingencies
STOCKHOLDERS' DEFICIT

Preferred stock, $.001 par, 10,000,000 shares
authorized, 10,000,000 shares issued and outstanding	10,000
Common stock, $.001 par, 50,000,000 shares
authorized, 16,265,951 shares issued and outstanding	16,266
Paid in capital	5,235,750
Deficit accumulated during the development stage	(5,358,268)
-------------
Total Stockholders' Deficit	(96,252)
-------------
Total Liabilities & Stockholders' Deficit	$683
==============

See accompanying summary of accounting policies

and notes to financial statements.

EMPYREAN COMMUNICATIONS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF EXPENSES

Years ended December 31, 2003 and 2002 and the Period

from October 30, 2000 (Inception) Through December 31, 2003

	2003	2002	Inception Through 2003
	-----------	------------	-------------
General and administrative	$854,123	$968,831	$2,826,495
Impairment of investment		2,600,000	2,600,000
Gain on forgiveness of debt		(68,227)	(68,227)
	-----------	------------	-------------
Net loss	$(854,123)	$(3,500,604)	$(5,358,268)
	===========	============	=============

Basic and diluted loss per
common share	$(.09)	$(2.42)
Weighted average common
Shares outstanding	9,473,732	1,444,672

See accompanying summary of accounting policies

and notes to financial statements.

EMPYREAN COMMUNICATIONS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

Period from October 30, 2000 (Inception)

Through December 31, 2003

	Preferred		Common
	Shares	Amount	Shares	Amount
	----------	---------	----------	--------
Stock issued for:
- cash	-	$-	37,500	$37
- reverse acquisition			29,951	26
Forgiveness of debt by related party
Net loss
	----------	---------	----------	--------
Balances (Restated),
December 31, 2001	-	-	63,451	63

Stock issued for:
- services			779,774	779
- prepaid expense			249,930	250
- accounts payable			932,796	934
- acquisition of Belfiber	10,000,000	10,000
- acquisition of Basalt			500,000	500
Net loss
	----------	---------	----------	--------
Balances (Restated),
December 31, 2002	10,000,000	10,000	2,525,951	2,526

Stock issued for:
- cash			540,000	540
- note payable			400,000	400
- services			12,200,000	12,200
- settlements			800,000	800
Stock returned by majority
shares for issuance
in settlements			(200,000)	(200)
Imputed interest on notes payable
to shareholders
Net loss
	----------	---------	----------	--------
Balances, December 31, 2003	10,000,000	$10,000	16,265,951	$16,266
	==========	=========	==========	=========

See accompanying summary of accounting policies

and notes to financial statements.

EMPYREAN COMMUNICATIONS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

Period from October 30, 2000 (Inception)

Through December 31, 2003

	Paid in Capital	Deficit Accumulated During The Development Stage	Totals
	-----------	-------------	-------------
Stock issued for:
- cash	$963		$1,000
- reverse acquisition	(26)		-
Forgiveness of debt by related party	29,578		29,578
Net loss		$(1,003,541)	(1,003,541)
	-----------	-------------	-------------

Balances (Restated),
December 31, 2001	30,515	(1,003,541)	(972,963)

Stock issued for:
- services	806,287		807,066
- prepaid expense	258,428		258,678
- accounts payable	964,665		965,599
- acquisition of Belfiber	1,290,000		1,300,000
- acquisition of Basalt	1,299,500		1,300,000
Net loss		(3,500,604)	(3,500,604)
	-----------	-------------	-------------
Balances (Restated),
December 31, 2002	4,649,395	(4,762,824)	157,776

Stock issued for:
- cash	9,260		9,800
- note payable	7,600		8,000
- services	527,800		540,000
- settlements	37,200		38,000

Stock returned by majority
shareholder for issuance
in settlements	200		-
Imputed interest on notes payable
to shareholders	4,295		4,295
Net loss		(854,123)	(854,123)
	-----------	-------------	-------------
Balances, December 31, 2003	$5,235,750	$(5,358,268)	$(96,252)
	============	=============	=============

See accompanying summary of accounting policies

and notes to financial statements.

EMPYREAN COMMUNICATIONS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2003 and 2002 and the Period

from October 30, 2000 (Inception) Through December 31, 2002

	2003	2002	Inception Through 2003
	-----------	-------------	-------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(854,123)	$(3,500,604)	$(5,358,268)
Adjustments to reconcile net loss
To cash used in operating activities:
Stock issued for services	540,000	807,066	1,685,925
Stock issued for settlement	38,000		38,000
Fair value of stock issued in excess
of debt	500		500
Imputed interest	4,295		4,295
Impairment of investment		2,600,000	2,600,000
Gain on forgiveness of debt		(68,227)	(68,227)
Changes in:
Prepaid expenses	258,678
Accounts payable	5,614	148,407	1,031,571
	-----------	-------------	-------------
NET CASH USED IN OPERATING ACTIVITIES	(7,036)	(13,358)	(66,204)
===========		=============	==============
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable to
Shareholders	12,684	13,167	70,852
Payments on notes payable to
Shareholders	(14,765)		(14,765)
Stock issued for cash	9,800	-	(10,800)
	-----------	-------------	-------------
NET CASH PROVIDED BY FINANCING ACTIVITIES	7,719	13,167	66,887

NET CHANGE IN CASH	683	(191)	683
Cash balance, beginning	-	191	-
	-----------	-------------	-------------
Cash balance, ending	$683	$-	$683
	===========	=============	=============
NON-CASH DISCLOSURES
Forgiveness of debt by a related party	$-	$-	$29,578
Stock issued for accounts payable		965,599	965,599
Stock issued for notes payable	7,500		7,500

See accompanying summary of accounting policies

and notes to financial statements.

EMPYREAN COMMUNICATIONS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. Fuji International, Inc. ("Fuji") was incorporated in Nevada on April 30, 1998 and on December 28, 1998, Fuji changed its name to Direction Technologies, Inc. ("Direction").

On February 23, 2001, Direction acquired all of the outstanding common shares of Empyrean Communications, Inc. ("Empyrean") for 37,500 common shares of common stock. As a result of this transaction, the shareholders of Empyrean acquired control of Direction. The acquisition was accounted for as a reverse acquisition. On April 9, 2001, Direction changed its name to Empyrean Communications, Inc.

Basis of presentation. The consolidated financial statements include the accounts of Empyrean and its wholly-owned subsidiaries, Belfiber Company ("Belfiber") and Basalt Fiber Company ("Basalt"), both Virginia companies. Significant inter-company accounts and transactions have been eliminated.

Certain amounts in financial statements of prior years have been reclassified to conform to the presentation of the current year for comparative purposes. Those reclassifications did not affect net loss for the periods presented.

Restatements of 2002 were made. See note 10 for details.

Use of Estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statement of expenses. Actual results could differ from those estimates.

Cash and Cash Equivalents. For purposes of the statement of cash flows, Empyrean considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2003.

Empyrean follows Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, by reviewing such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment loss recognized is the excess of the carrying amount over the fair value of the asset. Two investments were impaired in 2002 resulting in $2,600,000 of impairment expense. See note 5 for details.

Revenue Recognition. Empyrean has had no revenues since inception.

Income taxes. Empyrean recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Empyrean provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Empyrean accounts for stock options issued to employees under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under this method, no compensation expense is recognized for stock options granted when the number of underlying shares is known and exercise price of the option is greater than or equal to the fair market value of the stock on the date of grant. Fair value is computed and expensed for options and warrants issued to non-employees as compensation. See note 9 for more detail. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	2003	2002	Inception Through 2003
	----------	-------------	--------------
Net loss chargeable to common
stockholders, as reported	$(854,123)	$(3,500,604)	$(5,358,268)
Add: intrinsic value of employee
options included in net loss
chargeable to common stockholders	-	-	-
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax
effects	-	-	-
	----------	-------------	--------------
Pro forma net loss	$(854,123)	$(3,500,604)	$(5,358,268)
	============	=============	==============

Loss per share, basic and diluted:
As reported	$(.09)	$(2.42)
Pro forma	(.09)	(2.42)

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2003 and 2002, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Recently issued accounting pronouncements. Empyrean does not expect the adoption of recently issued accounting pronouncements to have a significant impact on their results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Empyrean has incurred recurring net losses of $595,444 and $3,759,282 in 2003 and 2002, respectively, an accumulated deficit of $5,358,268 and a working capital deficit of $96,252 as of December 31, 2003. These conditions create an uncertainty as to Empyrean's ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock as well as seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if Empyrean is unable to continue as a going concern.

NOTE 3 - NOTES PAYABLE TO SHAREHOLDERS

The majority shareholder advances money to Empyrean from time to time on an as needed basis. The advances bear no interest, are not collateralized and are due on demand. Interest of 8 percent is being imputed.

NOTE 4 - NOTE PAYABLE

In July 2003, a third party loaned Empyrean $7,500. The note carried no interest and was due 60 days after issuance. In 2003, Empyrean issued 400,000 shares of common stock valued at $8,000 for payment of the $7,500 note payable. The excess of fair value over carrying value totaling $500 has been expensed.

NOTE 5 - EQUITY

Empyrean issued 37,500 shares of common stock for $1,000 cash in October 2000.

In connection with the 2001 reverse acquisition, Empyrean issued 25,951 to the original shareholders of Direction.

In 2001, a director forgave $29,578 of debt owed by Empyrean. This was recorded as a contribution to capital.

On January 26, 2002, Empyrean acquired all the issued and outstanding shares of Belfiber by issuing 10,000,000 shares of preferred stock valued at $1,300,000. Belfiber's only asset was a potential agreement to acquire a manufacturing company involved in manufacturing non-woven fabric filter products. This manufacturing agreement did not close and as a result, Empyrean impaired the carrying value of $1,300,000 in the year ended December 31, 2002.

The preferred shares are held by one of Empyrean's directors who is also a major shareholder of Empyrean. As of March 8, 2004, the board of directors has not defined the attributes of the preferred stock, to include dividends, convertibility and participation.

On January 26, 2002, Empyrean acquired all the issued and outstanding shares of Basalt by issuing 500,000 common shares valued at $1,300,000. Basalt was formed to produce coated mineral fiber in the form of continuous Basalt glass filament for reinforcement of epoxy resins, gasket materials, fine paper and other products. Basalt did not proceed with this venture and as a result, Empyrean impaired the carrying value of $1,300,000 in the year ended December 31, 2002.

In 2002, Empyrean issued 932,796 shares of common stock for payment of $965,599 of accounts payable, 779,774 shares of common stock for services valued at $1807,066 and 249,930 shares of common stock for prepaid consulting expenses of $258,678. 1,050,413 of the shares were issued to two Empyrean officers.

In 2003, Empyrean issued 540,000 shares of common stock for $9,800 cash.

In 2003, Empyrean issued 400,000 shares of common stock valued at $8,000 for payment of a $7,500 note payable. The excess of fair value over carrying value of $500 has been expensed.

In 2003, Empyrean issued 12,200,000 shares of common stock for services valued at $540,000. 9,000,000 of the shares with value of $390,000 were issued to two Empyrean officers.

In 2003, Empyrean issued 800,000 shares of common stock in two settlements. The stock was valued at $38,000. The settlements required 200,000 shares of unrestricted stock be issued. To facilitate this, the majority shareholder directly transferred 200,000 shares of their personal holdings. The 200,000 shares have been accounted for as if they were returned to Empyrean and issued by Empyrean.

NOTE 6 - FORGIVENESS OF DEBT

In 2002, $68,277 of accounts payable was released by various vendors.

NOTE 7 - INCOME TAXES

Deferred tax assets               $ 51,000

Less: valuation allowance          (51,000)

                                   --------

Net deferred taxes                $      0

                                   ========

Empyrean has net operating loss carryforwards of approximately $149,000 at December 31, 2003 which expire between 2020 and 2023.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Empyrean's principal office is in the office of Empyrean's president pursuant to a verbal agreement on a rent-free month-to-month basis.

Unasserted claims have been made against Empyrean alleging claims for expenses incurred in respect to the operations of Empyrean and expenses related to breach of contract. While the results of these claims cannot be predicted with certainty, management of Empyrean believes the final outcome of these claims will not have an adverse material effect on Empyrean's financial position or results of operations.

1,150,000 shares of stock were issued in 2001 for financing that did not occur. Empyrean has instructed its transfer agent to cancel the shares. Under Nevada law, the shares cannot be formally and unilaterally canceled without court adjudication. The other party has refused to cooperate. These shares have been removed from the total outstanding shares as disclosed and remain a reconciling item until Empyrean has the funds to force formal cancellation.

NOTE 9 - STOCK OPTIONS

Empyrean granted 3,250 stock options to officers, directors, employees and consultants to purchase common shares at the closing price on the date of the grant or $300 per share. These options are immediately exercisable and expire in April 2010.

NOTE 10 - RESTATEMENTS OF PREVIOUSLY REPORTED FINANCIAL STATEMENTS

In 2004, management determined that financial statements subsequent to the reverse acquisition (see note 1 for details) erroneously included results of the legal acquirer (accounting acquiree). In addition, the reverse acquisition was accounted for incorrectly which resulted in the erroneous capitalization and eventual impairment of technology for $5,843,140. This restatement reduced deficit accumulated during the development stage and paid in capital by $5,843,140 for the year ended December 31, 2001.

NOTE 11 - SUBSEQUENT EVENTS

In 2004, Empyrean issued 5,500,000 shares of common stock for services valued at $112,500. 5,000,000 of the shares valued at $100,000 were issued to two Empyrean officers.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The services of Amisano Hanson, Chartered Accountants of Vancouver , Canada were terminated in February 2004. Simultaneously, the firm of Malone & Bailey PLLC of Houston, Texas were engaged and the appropriate 8 K advising of this change was filed.

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

Robert L. Lee, President and CEO and Director Age 62.

Anthony Fanale - Director and President of Basalt Fiber Company Age 61

ITEM 10. EXECUTIVE COMPENSATION.

(a) No officer or director of Empyrean is receiving any remuneration in the form of salaries and/or allowances at this time. However, S 8 shares were issued for consulting services during the year. 4,500,000 shares were issued to Mr. Anthony Fanale and 4,500,000 shares to Mr. Robert L. Lee at prices ranging from of 2 to 4 cents per share . 1,500,000 shares were also to Mr. James B. Parsons for legal services

(b) There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the corporation or any of its subsidiaries.

(c) No remuneration is proposed to be paid in the future directly or indirectly by the corporation to any officer or director under any plan that presently exists.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Mr. Fanale controls in excess of 5% of the outstanding shares of the Company by way of his 100% ownership in Aegis Corporation, a Texas Company that holds 60.29% of the Company's preferred and common shares.

The 2,860,413 shares owned by Mr. Lee as on 12/31/03 represents 16.42 % of the company's outstanding common shares, the shares owned by Mr. Thurman is 5.39 % and that of Wall Street Communications, Inc is 5.74%.

Title of Class	Name of Beneficial Owner	Amount Owned by Beneficial Owner
Common	Aegis Corporation	501,000 shares
Preferred	Aegis Corporation	10,000,000 shares
Common	Robert L. Lee	2,860,413
Common	Terry. T. Thurman	940,000
Common	Wall Street Communications, Inc	1,000,000

Note:

With the issue of another 5,500,000 common shares during March 2004, the holdings of Mr. Thurman and Wall Street Communications, Inc. are no longer more than 5% of the total outstanding shares of the company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than as set forth in Item 7, there are no relationships, transactions, or proposed transactions to which the registrant was or is to be a party, in which any of the named persons set forth in Item 404 of Regulation SB had or is to have a direct or indirect material interest.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None.

(b) Reports on Form 8-K.

During the year, the company filed three reports on Form 8 K in connection with possible mergers that were pursued but all turned out to be not successful. On March 3, 2004 a Form 8K filing was done to report the change of the company's certifying accountant and an amended form 8 K was followed up on March 19, 2004 on the same subject.

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

/s/ Robert L. Lee	/s/ Anthony Fanale
Robert L. Lee, President and CEO	Anthony Fanale, Director
Date: April 12, 2004	Date: April 12, 2004

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Robert L. Lee, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Empyrean Communication, Inc. for the year ended December 31, 2003;

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

Date:     April 12, 2004

/s/ Robert L. Lee
Robert L. Lee
President

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Annual Report of Empyrean Communications, Inc., a Nevada corporation (the "Company"), on Form 10-KSB for the year ending December 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Robert L. Lee, President of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Robert L. Lee

Robert Lee

President

Date:     April 12, 2004

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Anthony Fanale, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Empyrean Communication, Inc. for the year ended December 31, 2003;

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

Date:     April 12, 2004

/s/ Anthony Fanale
Anthony Fanale
Director

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Annual Report of Empyrean Communications, Inc., a Nevada corporation (the "Company"), on Form 10-KSB for the year ending December 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Anthony Fanale, Director of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Anthony Fanale

Anthony Fanale

Director

Date:     April 12, 2004