Form 10QSB
period 2004-03-31
EMPYREAN COMMUNICATIONS INC
filed 2004-05-24
CIK 1076886

OMB APPROVAL
OMB Number: 3235-0070
Expires: March 31, 2006
Estimated average burden hours per response: 192.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended ___March 31, 2004______________________________

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

(Registrant's telephone number, including area code)

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

_As of March 31, 2004 there were 21,765,951* shares of common stock issued and outstanding

Note: * Does not include 1,150,000 shares "on hold" and awaiting return from third party

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X  ]

PART I ' FINANCIAL INFORMATION

Item 1. Financial Statements.

Following are the un-audited financial statements for the period ended March 31, 2004:

EMPYREAN COMMUNICATIONS, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

March 31, 2004

ASSETS

Current Assets

  Cash                                                                    $     2,121

                                                                          ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Current Liabilities

  Accounts Payable                                                       $    15,596

  Notes payable to shareholders                                               55,453

                                                                          -----------

  Total Current Liabilities                                                   71,049

                                                                          -----------

Commitments and Contingencies

STOCKHOLDERS' DEFICIT

  Preferred stock, $.001 par, 10,000,000 shares

    authorized, 10,000,000 shares issued and outstanding                     10,000

  Common stock, $.001 par, 50,000,000 shares

     authorized, 21,765,951 shares issued and outstanding                    21,766

  Paid in capital                                                         5,343,789

  Deficit accumulated during the development stage                       (5,444,483)

                                                                   -----------

     Total Stockholders' Deficit                                        (68,928)

                                                                         -----------

       Total Liabilities & Stockholders' Deficit                       $     2,121

                                                                         ===========

   EMPYREAN COMMUNICATIONS, INC.

         (A Development Stage Company)

CONSOLIDATED STATEMENTS OF EXPENSES

Three Months Ended March 31, 2004 and 2003 and the Period from

October 30, 2000 (Inception) Through March 31, 2004

                                                                          Inception

                                                                           Through

                                                                          March 31,

                                        2004                2003            2004

                                      --------            -------        -----------

General and administrative            $ 86,369            $ 5,890       $ 2,912,710

Impairment of investment                                                  2,600,000

Gain on forgiveness of debt                                              (68,227)

                                      --------            -------        -----------

Net loss                              $(86,369)          $(5,890)     $(5,444,483)

                                      ========            =======        ===========

Basic and diluted loss per

      common share                   $   (0.00)          $ (0.00)

Weighted average common

      shares outstanding            18,524,193          3,737,489

EMPYREAN COMMUNICATIONS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2004 and 2003 and the Period from

October 30, 2000 (Inception) Through March 31, 2004

                                        Inception

                                                                             Through

                                                                             March 31,

                                              2004           2003              2004

                                           ---------     -----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                $ (86,369)      $(5,890)      $(5,444,483)

  Adjustments to reconcile net loss

     to cash used in operating activities:

  Stock issued for services                 112,500                         1,798,425

  Stock issued for settlement                               38,000

  Fair value of stock issued in excess

    of debt                                                                       500

  Imputed interest  1,194                                                       5,335

  Impairment of investment                                                  2,600,000

  Gain on forgiveness of debt                                              (68,227)

  Changes in:

    Accounts payable                      (32,753)       5,458               98,818

                                           ---------     -----------       -----------

NET CASH USED IN OPERATING ACTIVITIES     (5,428)     (432)         (71,632)

                                           ---------     -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from notes payable to

    shareholders                             7,270       (2,439)             78,122

  Payments on notes payable to

    Shareholders                          (404)          -            (15,169)

  Stock issued for cash                         -          4,000               10,800

                                           ---------     -----------       -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES    6,866         1,561               73,753

                                           ---------     -----------       -----------

NET CHANGE (INCREASE/DECREASE) IN CASH       1,438         1,129                1,438

  Cash balance, beginning                      683           -                    -

                                           ---------     -----------       -----------

  Cash balance, ending                   $   2,121   $     1,129          $     2,121

                                           =========     ===========       ===========

NON-CASH DISCLOSURES:

  Forgiveness of debt by a related party $     -     $       -            $    29,578

  Stock issued for accounts payable            -             -                965,599

  Stock issued for notes payable               -             -                  7,500

   EMPYREAN COMMUNICATIONS, INC.

(A Development Stage Company)

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Empyrean Communications, Inc. ("Empyrean") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Empyrean's latest annual report filed with the SEC on Form 10KSB.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2003, as reported in the 10KSB, have been omitted.

NOTE 2 - Equity

In Ferbuary , 2004, Empyrean issued 5,500,000 shares of common stock for services valued at $112,500. 5,000,000 of the shares with value of $100,000 were issued to two Empyrean officers.

Item 2. Management's Plan of Operation.

The company is in its initial stages of development with no revenues or income and is subject to all the risks inherent in the creation of a new business. Since the company's principal activities to date have been limited to organizational activities, prospect development, and acquisition of interest, it has no record of revenue-producing operations. Consequently, there is no operating history upon which to base an assumption that the company will be able to achieve it's business plans

The company's main business focus is to pursue all available avenues in order to obtain the funding required for its wholly owned subsidiary, Basalt Fiber Company, to commence the manufacture and sales of continuous basalt fiber and related products.

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

Principal Product

Liquidity

During the next 12 months, the company will need significant working capital to fund its business development efforts and to complete the acquisition of Basalt Specialty Products, Inc.. The Company continues to actively pursue financing from all available sources both in the US and overseas.

Item 3. Controls and Procedures

As of March 31, 2004, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the nine-month period ended March 31, 2003, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

PART II - OTHER INFORMATION

Item 5. Other Information

Board Meetings:

The Board of Directors, at a Special meeting held in Houston, Texas on February 12, 2004, approved the filing of a form S-8 registration statement for common shares to be issued to pay for professional fees and as compensation for consultants serving the Company.

The following shares were issue:

Mr. James B. Parsons 500,000 shares for legal fees of $10,000

Mr. Robert L. Lee 2,500,000 shares for consulting fees of $50,000

Mr. Anthony Fanale 2,500,000 share for consulting fees of $50,000

Item 6. Exhibits and Reports on Form 8-K.

Exhibit No.     Document                         Location

3(i)                 Articles of Incorporation     Previously Filed

3(ii)                 Bylaws                                Previously filed

________________________________________________________________________

Reports on Form 8-K

On March 3, 2004, the Company filed a report on Form 8-K, reporting a change in accountants under Item 4. The Company amended such filing on March 19, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPYREAN COMMUNICATIONS, INC.

/s/ Robert L. Lee                              Date:  May 21, 2004

Robert L. Lee, President and Director

/s/ Anthony Fanale                        Date:  May 21, 2004

Anthony Fanale, Director

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Robert L. Lee, certify that:

            1. I have reviewed this quarterly report on Form 10-QSB of Empyrean Communications, Inc. for the period ended March 31, 2003;

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

               4. The registrant's other certifying offering officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have: a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and d) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

               5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely effect the registrant's ability to record, process, summarize and report financial information; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Dated: May 21, 2004

/s/ Robert L. Lee

By: Robert L. Lee

President (or equivalent)

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Annual Report of Empyrean Communications, Inc.., a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ending March 31, 2004 as filed with the Securities and Exchange Commission (the "Report"), I, Robert L. Lee,  President of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Robert L. Lee

Robert L. Lee, President

Dated: May 21, 2004