Form 10QSB/A
period 2004-03-31
EMPYREAN COMMUNICATIONS INC
filed 2004-05-26
CIK 1076886

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

         (A Development Stage Company)

CONSOLIDATED STATEMENTS OF EXPENSES

Three Months Ended March 31, 2004 and 2003 and the Period from

October 30, 2000 (Inception) Through March 31, 2004

                                                                          Inception

                                                                           Through

                                                                          March 31,

                                        2004                2003            2004

                                      --------            -------        -----------

General and administrative            $ 114,998            $ 5,890       $ 2,941,339

Impairment of investment                  -                   -            2,600,000

Gain on forgiveness of debt             (28,629)              -           (96,856)

                                      --------            -------        -----------

Net loss                              $(86,369)          $(5,890)     $(5,444,483)

                                      ========            =======        ===========

Basic and diluted loss per

      common share                   $   (0.00)          $ (0.00)

Weighted average common

      shares outstanding            18,524,193          3,737,489

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

  Stock issued for services                 112,500             -           1,798,425

  Stock issued for settlement                  -  -          38,000

  Fair value of stock issued in excess

    of debt                                    -                -                 500

  Imputed interest                            1,194             -               5,335

  Impairment of investment                     -                -           2,600,000

  Gain on forgiveness of debt               (28,629)            -          (96,856)

  Changes in:

    Accounts payable                        (4,124)        5,458           1,027,447

                                           ---------     -----------       -----------

NET CASH USED IN OPERATING ACTIVITIES     (5,428)      (432)        (71,632)

                                           ---------     -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from notes payable to

    shareholders                             7,270        (2,439)            78,122

  Payments on notes payable to

    Shareholders                          (404)          -            (15,169)

  Stock issued for cash                         -          4,000               10,800

                                           ---------     -----------       -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES    6,866         1,561               73,753

                                           ---------     -----------       -----------

NET CHANGE (INCREASE/DECREASE) IN CASH       1,438         1,129                1,438

  Cash balance, beginning                      683           -                    -

                                           ---------     -----------       -----------

  Cash balance, ending                   $   2,121   $     1,129          $     2,121

                                           =========     ===========       ===========

NON-CASH DISCLOSURES:

  Forgiveness of debt by a related party $     -     $       -            $    29,578

  Stock issued for accounts payable            -             -                965,599

  Stock issued for notes payable               -             -                  7,500

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

NOTE 3 - GAIN ON FORGIVENESS OF DEBT

In first quarter of 2004, Empyrean recorded a gain of $28,629 for forgiveness of debt.

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

EMPYREAN COMMUNICATIONS, INC.

/s/ Robert L. Lee                              Date:  May 25, 2004

Robert L. Lee, President and Director

/s/ Anthony Fanale                        Date:  May 25, 2004

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

Dated: May 25, 2004

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

Dated: May 25, 2004