Form 10QSB
period 2004-06-30
EMPYREAN COMMUNICATIONS INC
filed 2004-08-16
CIK 1076886

OMB APPROVAL
OMB Number: 3235-0070
Expires: March 31, 2006
Estimated average burden hours per response: 192.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended ___June 30, 2004______________________________

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

_As of June 30, 2004 there were 31,765,951* shares of common stock issued and outstanding

Note: * Does not include 1,150,000 shares "on hold" and awaiting return from third party

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X  ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Following are the un-audited financial statements for the period ended June 30, 2004:

EMPYREAN COMMUNICATIONS, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

June 30, 2004

ASSETS

Current Assets

    Cash                                                                 $     3,543

                                                                        ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Current Liabilities

        Accounts Payable                                                 $    14,607

        Notes payable to shareholders                                         61,049

                                                                        ------------

    Total Current Liabilities                                                 75,656

                                                                        ------------

Commitments and Contingencies

STOCKHOLDERS' DEFICIT

    Preferred stock, $.001 par, 10,000,000 shares

      authorized, 10,000,000 shares issued and outstanding                    10,000

    Common stock, $.001 par, 50,000,000 shares

      authorized, 31,765,951 shares issued and outstanding                    31,766

    Paid in capital                                                        5,445,250

    Deficit accumulated during the development stage                      (5,559,129)

                                                                         ------------

        Total Stockholders' Deficit                                         (72,113)

                                                                         ------------

            Total Liabilities & Stockholders' Deficit                    $     3,543

                                                                         ============

EMPYREAN COMMUNICATIONS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF EXPENSES

Three and Six Months Ended June 30, 2004 and 2003 and the Period from

October 30, 2000 (Inception) Through June 30, 2004

                                                                           Inception

                                      Three Months               Six Months          Through

                                      Ended June 30,            Ended June 30,       June 30,

                                     2004       2003          2004         2003        2004

                                 ----------- -----------  -----------  -----------  ----------

General & Administrative         $ 104,500   $ 14,328   $   200,860   $   20,218   $ 3,055,985

Impairment of investment                                                             2,600,000

Gain on forgiveness of debt           -          -             -            -         (96,856)

                                 ----------- -----------  -----------  -----------  ----------

    NET LOSS                     $(104,500) $(14,328) $  (200,860) $  (20,218) $(5,559,129)

                                 =========== ===========  ===========  ===========  ===========

Basic and diluted loss)

  per share                      $    (.00)  $   (.00 ) $      (.01)  $     (.00)

Weighted average common

  shares outstanding            23,304,413  8,137,380    20,914,303    6,448,918

EMPYREAN COMMUNICATIONS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2004 and 2003 and the Period from

October 30, 2000 (Inception) Through June 30, 2004

                                                                                Inception

                                                                                 Through

                                                                                 June 30,

                                                2004             2003             2004

                                              ---------       ----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                 $ (200,860)     $  (20,218)      $(5,559,129)

    Adjustments to reconcile net loss

      to cash used in operating activities:

    Stock issued for services                   222,500         156,000          1,908,425

    Stock issued for settlement                    -               -                38,000

    Fair value of stock issued in excess

      of debt                                      -               -                   500

    Imputed interest                              2,501            -                 6,797

    Impairment of investment                       -               -             2,600,000

    Gain on forgiveness of debt                    -               -              (96,856)

    Changes in:

        Accounts payable                       (33,742)         4,729          1,026,458

        Prepaid expenses                           -           (148,043)             -

                                              ---------       ----------       -----------

NET CASH USED IN OPERATING ACTIVITIES           (9,601)       (7,532)         (75,805)

                                              ---------       ----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES

    Proceeds from notes payable to

      shareholders                               12,865           7,500             83,717

    Payments on notes payable to

      shareholders                                (404)      (10,762)          (15,169)

    Stock issued for cash                          -             10,800             10,800

                                              ---------       ----------       -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES        12,461           7,538             79,348

                                              ---------       ----------       -----------

NET CHANGE (INCREASE/DECREASE)IN CASH             2,860               6              3,543

    Cash balance, beginning                         683             -                 -

                                              ---------       ----------       -----------

    Cash balance, ending                     $    3,543      $        6        $     3,543

                                              =========       ==========       ===========

NON-CASH DISCLOSURES:

    Forgiveness of debt by a related party   $     -         $      -          $    29,578

    Stock issued for accounts payable              -                -              885,417

    Stock issued for notes payable                 -                -                7,500

EMPYREAN COMMUNICATIONS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Empyrean Communications, Inc. ("Empyrean") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Empyrean's latest annual report filed with the SEC on Form 10KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2003, as reported in the 10KSB, have been omitted.

NOTE 2 - Equity

In February 2004, Empyrean issued 5,500,000 shares of common stock for services valued at $112,500. 5,000,000 of the shares with value of $100,000 were issued to two Empyrean officers.

In June 2004, Empyrean issued 10,000,000 shares to an Empyrean officer in exchange for services valued at $100,000.

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

Principal Product

Liquidity

During the next 12 months, the company will need significant working capital to fund its business development efforts and to complete the acquisition of Basalt Specialty Products, Inc. The Company continues to actively pursue financing from all available sources both in the US and overseas. To serve our shareholders and other interested parties more efficiently, a company website, www.epyr.com was launched in mid-July, 2004.

Item 3. Controls and Procedures

As of June 30, 2004, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the nine-month period ended June 30, 2003, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

PART II - OTHER INFORMATION

Item 5. Other Information

Board Meetings:

The Board of Directors, at a Special meeting held in Houston, Texas on April 19, 2004, approved the filing of a form S-8 registration for an Employees stock option plan (ESOP) for common shares to be issued to pay for professional fees and as compensation for consultants serving the Company.

The following shares were issued:

Mr. Robert L. Lee                     10,000,000 shares for consulting fees of $100,000

Item 6. Exhibits and Reports on Form 8-K.

Exhibit No.     Document                             Location

3(i)                 Articles of Incorporation        Previously Filed

3(ii)                Bylaws                                    Previously filed

31                  President Certification            Included

32                  Section 906 Certification        Included

________________________________________________________________________

Reports on Form 8-K - None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPYREAN COMMUNICATIONS, INC.

/s/ Robert L. lee                                  Date:  August 13, 2004

Robert L. Lee, President and Director

/s/ Anthony Fanale                              Date:  August 13, 2004

Anthony Fanale, Director