Form 10QSB
period 2004-09-30
EMPYREAN COMMUNICATIONS INC
filed 2004-11-22
CIK 1076886

OMB APPROVAL
OMB Number: 3235-0070
Expires: March 31, 2006
Estimated average burden hours per response: 192.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One) [X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended ___September 30, 2004______________________________

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________________ to _________________

Commission file number ___0-30118____________________________________

EMPYREAN COMMUNICATIONS INC.

(exact name of small business issuer as specified in its charter)

___NEVADA_____________________________________ (State or other jurisdiction of incorporation or organization)	_88-0413417________________ (IRS Employer Identification No.)

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

_As of September 30, 2004 there were 36,765,951* shares of common stock issued and outstanding

Note: * Does not include 1,150,000 shares "on hold" and awaiting return from third party

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X  ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Following are the un-audited financial statements for the period ended September 30, 2004:

EMPYREAN COMMUNICATIONS, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

September 30, 2004

ASSETS

Current Assets

  Cash                                                                  $        199

                                                                        ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Current Liabilities

      Accounts Payable                                                  $     17,260

      Notes payable to shareholders                                           63,505

                                                                        ------------

  Total Current Liabilities                                                   80,765

                                                                        ------------

Commitments and Contingencies

STOCKHOLDERS' DEFICIT

  Preferred stock, $.001 par, 10,000,000 shares

    authorized, 10,000,000 shares issued and outstanding                      10,000

  Common stock, $.001 par, 50,000,000 shares

     authorized, 36,765,951 shares issued and outstanding                      36,766

  Paid in capital                                                          5,531,562

  Deficit accumulated during the development stage                        (5,658,894)

                                                                  ------------

     Total Stockholders' Deficit                                              (80,566)

                                                                        ------------

       Total Liabilities & Stockholders' Deficit                        $        199

                                                                        ============

EMPYREAN COMMUNICATIONS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF EXPENSES

Three and Nine Months Ended September 30, 2004 and 2003 and the Period from

October 30, 2000 (Inception) Through September 30, 2004

                               Three Months                 Nine Months           Inception

                           Ended September 30,          Ended September 30,       Through

                            2004          2003          2004          2003         2004

                        -----------   -----------   -----------   -----------   -----------

General & Administrative $    99,766   $     4,531   $   300,626   $    24,749 $ 3,155,750

Impairment of investment                                                         2,600,000

Gain on forgiveness of debt       -             -             -             -      (96,856)

                        -----------   -----------   -----------   -----------   -----------

  NET LOSS              $   (99,766)  $    (4,531)  $  (300,626) $   (24,749)$(5,658,894)

                        ===========   ===========   ===========   ===========   ===========

Basic and diluted loss

   per share                 $(.00)         $(.00 )       $(.01)        $(.00)

Weighted average common

  shares outstanding     29,061,033       8,508,246   25,561,571    7,297,127

EMPYREAN COMMUNICATIONS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2004 and 2003 and the Period from

October 30, 2000 (Inception) Through September 30, 2004

                                                                    Inception

                                                                     Through

                                            2004         2003          2004

                                         ---------    ----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                               $(300,626) $    (24,749) $(5,658,894)

  Adjustments to reconcile net loss

     to cash used in operating activities:

  Stock issued for services                312,500       156,000     1,998,425

  Stock issued for settlement                    -             -        38,000

  Fair value of stock issued in excess

    of debt                                      -             -           500

  Imputed interest                           3,812             -         8,107

  Impairment of investment                       -             -     2,600,000

  Gain on forgiveness of debt                    -             -       (96,856)

  Changes in:

     Accounts payable                      (31,089)       8,516     1,029,111

    Prepaid Expenses                             -      (148,043)           -

                                         ---------    ----------   -----------

NET CASH USED IN OPERATING ACTIVITIES      (15,403)      (8,276)     (81,607)

                                         ---------    ----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from notes payable to

    shareholders                            15,323         3,000        86,175

  Payments on notes payable to

    Shareholders                              (404)     (11,500)     (15,169)

  Stock issued for cash                          -        16,800        10,800

                                         ---------    ----------   -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES   14,919         8,300        81,806

                                         ---------    ----------   -----------

NET CHANGE IN CASH                            (484)          24           199

  Cash balance, beginning                      683           -             -

                                         ---------    ----------   -----------

  Cash balance, ending                   $     199   $        24   $       199

                                         =========    ==========   ===========

NON-CASH DISCLOSURES:

  Forgiveness of debt by a related party $       -   $         -   $    29,578

  Stock issued for accounts payable              -             -       885,417

  Stock issued for notes payable                 -             -         7,500

EMPYREAN COMMUNICATIONS, INC.

                         (A Development Stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Empyrean Communications, Inc. ("Empyrean") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ('SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Empyrean's latest annual report filed with the SEC on Form 10KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2003, as reported in the 10KSB, have been omitted.

NOTE 2 - COMMON STOCK

In February 2004, Empyrean issued 5,500,000 shares of common stock for services valued at $112,500. 5,000,000 of the shares with value of $100,000 were issued to two Empyrean officers.

In June 2004, Empyrean issued 10,000,000 shares to an Empyrean officer in exchange for services valued at $110,000.

In August 2004, Empyrean issued 5,000,000 shares to an Empyrean director in exchange for services valued at $90,000.

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in U.S. dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2004 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might arise from this uncertainty.

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

Effective mid-August, 2004 the company divested itself completely from the Basalt Fiber business and announced the pursuance of a new corporate direction.

The establishment of a Corporate Development Plan has been initiated and this will set the tone to develop the company over the next 12 to 18 months. Through relationships established by President and CEO, Robert L. Lee, management is currently reviewing several different business opportunities in a number of industries focused on rapid corporate growth. The main objective is to diversify development risk while maximizing shareholder value and the possibility of being involved in several asset-based projects over the next few months appear promising. Should these projects come to fruition; the financial statements of the company will improve significantly and set a strong foundation for the future growth of the company.

Liquidity

During the next 12 months, the company will need significant working capital to fund its business development efforts. The Company therefore continues to actively pursue financing from all available sources and the use of private placements is being reviewed

To serve shareholders and other interested parties more efficiently, a company website, www.epyr.com., was launched in mid-July, 2004. Presently this website is being revised to reflect the new corporate direction adopted

Item 3. Controls and Procedures

As of September 31, 2004, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the nine-month period ended September 30, 2004, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

PART II - OTHER INFORMATION

Item 5. Other Information

Board Meetings:

The Board of Directors, at a Special meeting held in Houston, Texas on August 16, 2004, approved the filing of an amendment to the form S-8 registration of the Employees stock option plan (ESOP) filed on May12, 2004. This amendment that was filed on September 1, 2004, increased the common shares available in the plan to be issued to pay for professional fees and as compensation for consultants serving the Company by 12,000,000 shares.

Item 6. Exhibits and Reports on Form 8-K.

Exhibit No.                                             Document Location

3(i) Articles of Incorporation                  Previously Filed

3(ii) Bylaws                                             Previously filed

31 Certification                                       Included

32 Certification                                       Included

________________________________________________________________________

Reports on Form 8-K.

A Form 8-K filing was done on August 25, 2004, reporting the resignation of Mr. Anthony Fanale from the Board of Directors. This filing was followed by an Amended Form 8-K that was filed on August 31, 2004 confirming that there was no disagreement between the company and Mr. Fanale. A letter of confirmation that stated this fact received from Mr. Fanale was also included as an exhibit.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPYREAN COMMUNICATIONS, INC.

/s/ RobertL. Lee                                    Date:    November 19, 2004

Robert L. Lee, President and Director