Form 10KSB
period 2004-12-31
EMPYREAN HOLDINGS, INC
filed 2005-03-23
CIK 1076886

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

EMPYREAN HOLDINGS, INC.

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

Title of Class: Common Stock

Title of Class: Preferred

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the fiscal year ended December 31, 2004 were NIL

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of March 15, 2005: $524,495

Number of shares of Common Stock, $0.001 par value per share, of the registrant outstanding as of December 31, 2004: * 48,765,951

Note:

* 1,150,000 shares "on hold" and awaiting return by a third party not included.

Number of shares of Preferred Stock of the registrant outstanding as of December 31, 2004: 10,000,000

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated herein by reference.

Transitional Small Business Issuer Format Yes _____ No X

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

PART I.

ITEM 1. DESCRIPTION OF BUSINESS

(a) Business Development.

Empyrean Holdings, Inc., a Nevada corporation ("Company"), was originally organized on April 30, 1998 as Fuji International, Inc.; the name was changed on December 28, 1998 to Direction Technologies, Inc. In March of 2001, Direction Technologies, Inc., merged with Empyrean Communications, Inc., and the name was changed to Empyrean Communications, Inc.

Following approval obtained at the Special shareholders' meeting held on January 5, 2005, the company's name was changed to Empyrean Holdings, Inc. effective January 25, 2005. The new name was adopted to more accurately reflect the company's revised business plan and future direction.

The business office of the Company is located at 2537 South Gessner, Suite 114, Houston Texas 77063. Currently, the Company has no employees. The Company anticipates venturing into other businesses with the intent of being in a better position to improve its anticipated income position. Management feels that such diversification may be a hedge against the continuing concerns of raising capital to fund its operations and diversify its holdings. Hopefully, this will produce a direct and tangible benefit to the Company in the future.

(b) Business of Issuer.

Presently, Empyrean Holdings, Inc. has no ongoing business operations. In line with its revised business plan, however, the company signed a letter of intent to acquire Tradewinds International, Corp. (Tradewinds), a Nevada corporation, active in the real estate consulting business in several states. Tradewinds has a close working relationship with Platinum Properties, Inc., an established real estate brokerage firm located in Orlando, FL Baring any unforeseen circumstances, this acquisition, to be accomplished through a stock swap, will be completed in the near future.

Empyrean Holdings, Inc. also announced on February 15, 2005 that a decision had been taken to commence evaluation and procedures to raise $40 million to finance the real estate activities being undertaken by Tradewinds and also to prepare for business diversification. Financing will be obtained through conventional bank loans, mortgage lenders and private placements in overseas markets.

Controls and Procedures

Our management has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") prior to the filing date of this report. Based upon that evaluation, our management has concluded that our disclosure controls and procedures are effective for timely gathering, analysing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

ITEM 2. PROPERTIES

Empyrean Holdings, Inc. does not own any real property. The current verbal lease agreement is for a 140 square feet office located at 2537 South Gessner, Suite 114, Houston Texas, 77063. The terms of the lease is month to month and rental payment is not currently required.

ITEM 3. LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Special Stockholders meeting was held on January 5, 2005 and all the corporate matters tabled were approved by adequate majorities and adopted. To summarize, the following have been implemented by Management, as mentioned in appropriate sections of this report.

1. The name of the corporation has been changed to Empyrean Holdings, Inc.

2. The authorized common shares of the corporation have been increased to 1,000,000,000 with a par value of $0.001.The authorized preferred shares of the corporation has been increased to 200,000,000 shares with a par value of $0.001

3. The Board of Directors was given discretionary authority in the future to file an election under Section 54 the Investment Company Act of 1940 to be treated as a Business Development Company.

4. Malone and Bailey have been informed to continue as the company's independent auditors for 2005. and

5. Robert L. Lee has been informed that he was elected a member of the Board of Directors to serve till the next annual meeting.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDERS MATTERS.

On March 3, 2000 the Company was cleared by the NASD for trading on the OTC Bulletin Board. The symbol under the former name, Empyrean Communications, Inc, was EPYR. As required by the name change to Empyrean Holdings Inc. made on January 25, 2005, the company's trading symbol was changed to EPYH on the same date.

At the present time, there are no assets available for the payment of dividends. The Company does not anticipate paying any dividends in the next twelve months.

The Articles of Incorporation currently authorize the issuance of 1,000,000,000 shares of common stock, with a par value of $0.001. The holders of the Shares: (a) have equal ratable rights to dividends from funds legally available therefore, when, as, and if declared by the Board of Directors of the Company; (b) are entitled to share ratably in all of the assets of the Company available for distribution upon winding up of the affairs of the Company; (c) do not have preemptive subscription or conversion rights and there are no redemption or sinking fund applicable thereto; and (d) are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of shareholders. These securities do not have any of the following rights: (a) cumulative or special voting rights; (b) preemptive rights to purchase in new issues of Shares; (c) preference as to dividends or interest; (d) preference upon liquidation; or (e) any other special rights or preferences. In addition, the Shares are not convertible into any other security. There are no restrictions on dividends under any loan other financing arrangements or otherwise. See a copy of the Articles of Incorporation, and an amendment thereto, and Bylaws of the Company, attached as Exhibit 3.1, Exhibit 3.2, and Exhibit 3.3, respectively, to this Form 10-SB/A. As of December 31, 2004, the Company had 48,765,951(not inclusive of 1,150,000 shares 'on hold' and awaiting return by a third party) of common stock outstanding.

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

Share Purchase Warrants

At December 31, 2004, no share purchase warrants were outstanding.

Share Purchase Option

At December 31, 2004, 3,250 share purchase options were outstanding. Each option entitles the holder to purchase one additional share of the company at $300 per share until April 17, 2010.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The corporation plans to acquire Tradewinds through a stock swap to make a start in the real estate business, initially in Florida. Consideration is also being given to diversify into other businesses but progress will depend solely on the success of obtaining the required financing and the backing of appropriate investors. The placement of the company's shares through an SB2 filing is also being reviewed.

The average high and low prices of the company's stock by quarters are given below:

	1st quarter	2nd. Quarter	3rd. quarter	4th. Quarter

High	0.026	0.015	0.014	0.0039

Low	0.025	0.014	0.004	0.0031

ITEM 7. FINANCIAL STATEMENTS

Included herewith are the following financial statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

    Empyrean Holdings, Inc.

    (formerly Empyrean Communications, Inc.)

    (A Development Stage Company)

    Houston, Texas

We have audited the accompanying consolidated balance sheet of Empyrean Holdings, Inc. as of December 31, 2004, and the related consolidated statements of expenses, stockholders' deficit, and cash flows for the two years then ended and the period from October 30, 2000 (Inception) through December 31, 2004. These consolidated financial statements are the responsibility of Empyrean's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements for the period October 30, 2000 (Inception) through December 31, 2002, were audited by other auditors whose reports expressed unqualified opinions on those statements. The consolidated financial statements for the period October 30, 2000 (Inception) through December 31, 2002, include total revenues and net loss of $0 and $4,762,824, respectively. Our opinion on the consolidated statements of expenses, stockholders' deficit and cash flows for the period October 30, 2000 (Inception) through December 31, 2002, insofar as it relates to amounts for prior periods through December 31, 2002, is based solely on the report of other auditors.

We conducted our audits in accordance with standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Empyrean Communications, Inc., as of December 31, 2004, and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

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

MALONE & BAILEY, PC

www.malone-bailey.com

Houston, Texas

January 20, 2005

EMPYREAN HOLDINGS, INC.

(formerly Empyrean Communications, Inc.)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

December 31, 2004

ASSETS

Current Assets
Cash	$2,906
============

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities
Accounts payable	$10,417
Notes payable to shareholders	85,651
------------
Total Current Liabilities	96,068
------------
Commitments and Contingencies	-

STOCKHOLDERS' DEFICIT

Preferred stock, $.001 par, 10,000,000 shares
authorized, 10,000,000 shares issued and outstanding	10,000
Common stock, $.001 par, 50,000,000 shares
authorized, 48,765,951 shares issued and outstanding	48,766
Paid in capital	5,554,719
Deficit accumulated during the development stage	(5,706,647)
------------
Total Stockholders' Deficit	(93,162)
------------
Total Liabilities & Stockholders' Deficit	$2,906
============

See accompanying summary of accounting policies

and notes to financial statements.

EMPYREAN HOLDINGS, INC.

(formerly Empyrean Communications, Inc.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF EXPENSES

Years Ended December 31, 2004 and 2003 and the Period from

October 30, 2000 (Inception) Through December 31, 2004

	2004	2003	Inception Through 2004
	---------	-----------	-----------
General and administrative	$ 343,008	$ 854,123	$ 3,198,133
Interest expense	5,370	-	5,370
Impairment of investment	-	-	2,600,000
Gain on forgiveness of debt	-	-	(96,856)
	---------	-----------	-----------
Net loss	$ (348,378)	$ (854,123)	$(5,706,647)
	=========	===========	===========

Basic and diluted loss per
common share	$ (.01)	$ (.09)

Weighted average common
outstanding	29,463,211	9,349,558

See accompanying summary of accounting policies

and notes to financial statements.

EMPYREAN HOLDINGS, INC.

(formerly Empyrean Communications, Inc.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2004 and 2003 and the Period from

October 30, 2000 (Inception) Through December 31, 2004

			Inception
			Through
	2004	2003	2004
	---------	----------	-----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(348,378)	$(854,123)	$(5,706,647)
Adjustments to reconcile net loss
to cash used in operating activities:
Stock issued for services	346,100	540,000	2,032,025
Stock issued for settlement	-	38,000	38,000
Fair value of stock issued in excess
of debt	-	500	500
Imputed interest	5,370	4,295	9,665
Impairment of investment	-	-	2,600,000
Gain on forgiveness of debt	-	-	(96,856)
Changes in:
Accounts payable	(37,933)	5,614	1,022,268
Prepaid Expenses	-	258,678	-
	---------	----------	-----------
NET CASH USED IN OPERATING ACTIVITIES	(34,841)	(7,036)	(101,045)
	---------	----------	-----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable to
shareholders	37,468	12,684	108,320
Payments on notes payable to
Shareholders	(404)	(14,765)	(15,169)
Stock issued for cash	-	9,800	10,800
	---------	----------	-----------
NET CASH PROVIDED BY FINANCING ACTIVITIES	37,064	7,719	103,951
	---------	----------	-----------
NET CHANGE IN CASH	2,223	683	2,906
Cash balance, beginning	683	-	-
	---------	----------	-----------
Cash balance, ending	$ 2,906	$ 683	$ 2,906
	=========	==========	===========
NON-CASH DISCLOSURES:
Forgiveness of debt by a related party	$ -	$ -	$ 29,578
Stock issued for accounts payable	-	-	885,417
Stock issued for notes payable	-	7,500	7,500

See accompanying summary of accounting policies

and notes to financial statements.

EMPYREAN HOLDINGS, INC.

(formerly Empyrean Communications, Inc.)

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

Period from October 30, 2000 (Inception)

Through December 31, 2004

	Preferred		Common
	Shares	Amount	Shares	Amount
	----------	-------------	----------	-----------
Stock issued for:
- cash	-	$-	37,500	$37
- reverse acquisition	-	-	25,951	26
Net loss
	----------	-------------	----------	-----------
Balances, December 31, 2000	-	-	63,451	63

Forgiveness of debt by
related party	-	-	-	-
Net loss	-	-	-	-
	----------	-------------	----------	-----------
Balances, December 31, 2001	-	-	63,451	63

Stock issued for:
- services	-	-	779,774	779
- prepaid expense	-	-	249,930	250
- accounts payable	-	-	932,796	934
- acquisition of Belfiber	10,000,000	10,000
- acquisition of Basalt			500,000	500
Net loss	-	-	-	-
	----------	-------------	----------	-----------
Balances, December 31, 2002	10,000,000	10,000	2,525,951	2,526

Stock issued for:
- cash	-	-	540,000	540
- note payable	-	-	400,000	400
- services	-	-	12,200,000	12,200
- settlements	-	-	800,000	800
Stock returned by majority
shares for issuance
in settlements	-	-	(200,000)	(200)
Imputed interest on notes
payable to shareholders	-	-	-	-
Net loss	-	-	-	-
	----------	-------------	----------	-----------
Balances, December 31, 2003	10,000,000	10,000	16,265,951	16,266

Stock issued for services	-	-	32,500,000	32,500
Imputed interest on notes payable
to shareholders	-	-	-	-
Net loss	-	-	-	-
	----------	-------------	----------	-----------
Balances, December 31, 2004	10,000,000	$10,000	48,765,951	$48,766
	==========	=============	==========	===========

See accompanying summary of accounting policies

and notes to financial statements.

EMPYREAN HOLDINGS, INC.

(formerly Empyrean Communications, Inc.)

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

Period from October 30, 2000 (Inception)

Through December 31, 2004

	Paid in Capital	Deficit Accumulated During The Development Stage	Totals
	------------	-------------	-------------
Stock issued for:
- cash	$963	$-	$1,000
- reverse acquisition	(26)	-	-
Net loss		(69,008)	(69,008)
	------------	-------------	-------------
Balances, December 31, 2000	937	(69,008)	(68,008)

Forgiveness of debt by related party	29,578		29,578
Net loss		(934,533)	(934,533)
	------------	-------------	-------------
Balances, December 31, 2001	30,515	(1,003,541)	(972,963)

Stock issued for:
- services	806,287		807,066
- prepaid expense	258,428		258,678
- accounts payable	964,665		965,599
- acquisition of Belfiber	1,290,000		1,300,000
- acquisition of Basalt	1,299,500		1,300,000
Net loss		(3,500,605)	(3,500,605)
	------------	-------------	-------------
Balances, December 31, 2002	4,649,395	(4,504,146)	157,775

Stock issued for:
- cash	9,260		9,800
- note payable	7,600		8,000
- services	527,800		540,000
- settlements	37,200		38,000

Stock returned by majority
shareholder for issuance
in settlements	200		-
Imputed interest on notes payable
to shareholders	4,294		4,294
Net loss		(854,123)	(854,123)
	------------	-------------	-------------
Balances, December 31, 2003	5,235,749	(5,358,269)	(96,254)

Stock issued for services	313,600		346,100
Imputed interest on notes payable
to shareholders	5,370		5,370
Net loss		(348,378)	(348,378)
	------------	-------------	-------------
Balances, December 31, 2004	$5,554,719	$(5,706,647)	$(93,162)
	============	=============	=============

See accompanying summary of accounting policies

and notes to financial statements.

EMPYREAN HOLDINGS, INC.

(formerly Empyrean Communications, Inc.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. Fuji International, Inc. ("Fuji") was incorporated in Nevada on April 30, 1998 and on December 28, 1998, Fuji changed its name to Direction Technologies, Inc. ("Direction").

On February 23, 2001, Direction acquired all of the outstanding common shares of Empyrean Communications, Inc. ("Empyrean") for 37,500 common shares of common stock. As a result of this transaction, the shareholders of Empyrean acquired control of Direction. The acquisition was accounted for as a reverse acquisition. On April 9, 2001, Direction changed its name to Empyrean Communications, Inc. On January 12, 2005, the name was changed from Empyrean Communications, Inc. to Empyrean Holdings, Inc. ("Empyrean").

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

Cash and Cash Equivalents. For purposes of the statement of cash flows, Empyrean considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2004.

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

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2004 and 2003, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Recently issued accounting pronouncements. Empyrean does not expect the adoption of recently issued accounting pronouncements to have a significant impact on their results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Empyrean has incurred recurring net losses of $348,378 and $854,123 in 2004 and 2003, respectively, an accumulated deficit of $5,706,647 and a working capital deficit of $93,162 as of December 31, 2004. These conditions create an uncertainty as to Empyrean's ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock as well as seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if Empyrean is unable to continue as a going concern.

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

NOTE 5 - INCOME TAXES

Deferred tax assets                                $ 49,000

Less: valuation allowance                           (49,000)

                                                    --------

Net deferred taxes                                 $      0

                                                    ========

Empyrean has net operating loss carryforwards of approximately $143,000 at December 31, 2004, which expire between 2020 and 2024.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Empyrean's principal office is in the office of Empyrean's president pursuant to a verbal agreement on a rent-free month-to-month basis.

Unasserted claims have been made against Empyrean for expenses incurred in respect to the operations of Empyrean and expenses related to breach of contract. While the results of these claims cannot be predicted with certainty, management of Empyrean believes the final outcome of these claims will not have an adverse material effect on Empyrean's financial position or results of operations.

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

NOTE 7 - STOCKHOLDERS EQUITY

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

In 2002, Empyrean issued 932,796 shares of common stock for payment of $965,599 of accounts payable, 779,774 shares of common stock for services valued at $807,066 and 249,930 shares of common stock for prepaid consulting expenses of $258,678. 1,050,413 of the shares were issued to two Empyrean officers.

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

In February 2004, Empyrean issued 5,500,000 shares of common stock for services valued at $112,500. 5,000,000 of the shares with value of $100,000 were issued to two Empyrean officers. In June 2004, Empyrean issued 10,000,000 shares to an Empyrean officer in exchange for services valued at $110,000. In August 2004, Empyrean issued 5,000,000 shares to an Empyrean director in exchange for services valued at $90,000. In November 2004, Empyrean issued 12,000,000 shares to an Empyrean director in exchange for services valued at $33,600.

The preferred shares are held by one of Empyrean's directors who is also a major shareholder of Empyrean. As of January 20, 2005, the board of directors has not defined the attributes of the preferred stock, to include dividends, convertibility and participation.

NOTE 8 - FORGIVENESS OF DEBT

In 2002, $68,277 of accounts payable was released by various vendors.

NOTE 9 - STOCK OPTIONS

In 2004 Empyrean granted 3,250 stock options to officers, directors, employees and consultants to purchase common shares at the closing price on the date of the grant or $300 per share. These options are immediately exercisable and expire in April 2010.

NOTE 10 - SUBSEQUENT EVENTS

In January 2005 the Board approved to increase the authorized shares of both the Common Stock and Preferred Stock. Empyrean's Common Stock was increased to one billion (1,000,000,000) shares at a par value of $0.001. The Preferred Stock was increased to two hundred million (200,000,000) shares at a par value of $0.001.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements of any kind with the company's Independent Auditors, Malone & Bailey PLLC of Houston, Texas

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The names, ages, and respective positions of the directors, officers, and significant employees of the Company are set forth below. Mr. Lee has held his positions since March 2001 and the voluntary resignation of Mr. Anthony Fanale from the Board of Directors was accepted on August 18, 2004.With the departure of Mr. Fanale, there are no other person(s) who can be classified as a promoter or controlling person of the Company.

Robert L. Lee, Director, President and CEO, Secretary and Treasurer. Age 63.

ITEM 10. EXECUTIVE COMPENSATION.

(a) No officer or director of Empyrean is receiving any remuneration in the form of salaries and/or allowances at this time. However, common stock was issued for consulting services during the year. 7,500,000 shares were issued to Mr. Anthony Fanale prior to his departure and 24,500,000 shares to Mr. Robert L. Lee at prices ranging from of $0.01 to $0.016 cents per share. 500,000 shares were also issued to Mr. James B. Parsons for legal services.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Mr. Fanale, prior to his departure, sold his shares and is no longer a substantial shareholder of the company.

The 17,560,413 shares owned by Mr. Lee as on December 31, 2004 represents 35.17 % of the company's outstanding common shares but this has been reduced to 11.14 % by the end of January, 2005.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than as set forth in Item 7, there are no relationships, transactions, or proposed transactions to which the registrant was or is to be a party, in which any of the named persons set forth in Item 404 of Regulation SB had or is to have a direct or indirect material interest.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

        None.

(b) Reports on Form 8-K.

During the year, the company filed two reports on Form 8 K in connection with the appointment of Malone & Bailey as the company's Independent Auditors and to report the resignation of Mr. Anthony Fanale from the Board of Directors.

On January 25, 2005 a Form 8K filing was also done to report the adoption of the amendments to the company's Articles of Incorporation approved at the Special Shareholders meeting of January 5, 2005 and also the finalization of the letter of intent to acquire Tradewinds International Inc.

ITEM14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

1. Audit Fees: Aggregate fees billed for each of the last two (2) fiscal years for professional services rendered by the principal accountant for the audit of the annual financial statements and review of financial statements included on Form 10-QSB:

2003: $9,875

2004: $7,070

2. Audit-Related Fees: Aggregate fees billed in each of the last two (2) fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported previously.

2003: $0

2004: $0

3. Tax Fees: Aggregate fees billed in each of the last two (2) fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

2003: $0

2004: $0

4. All Other Fees: Aggregate fees billed in each of the last two (2) fiscal years for products and services provided by the principal accountant, other than the services previously reported.

2003: $0

2004: $0

5. Audit Committee Pre-Approval Procedures. The Board of Directors has not, to date, appointed an Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPYREAN HOLDINGS, INC.

/s/ Robert L. lee

Robert L. Lee, President and CEO

Date:     March 21, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert L. Lee
Robert L. Lee, President and CEO
Date: March 21, 2005	: