Form 10QSB
period 2005-03-31
EMPYREAN HOLDINGS, INC
filed 2005-05-10
CIK 1076886

OMB APPROVAL
OMB Number: 3235-0070
Expires: March 31, 2006
Estimated average burden hours per response: 192.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One) [X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended ___March 31, 2005______________________________

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________________ to _________________

Commission file number ___0-30118____________________________________

EMPYREAN HOLDINGS INC.

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

EMPYREAN COMMUNICATIONS, INC.

2537, South Gessner, Suite 114,

Houston, TX 77063
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

As of March 31, 2005, there were 68,765,951* shares of common stock issued and outstanding

Note: * Does not include 1,150,000 shares "on hold" and awaiting return from third party

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X  ]

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

Following are the un-audited financial statements for the period ended March 31, 2005

EMPYREAN HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

March 31, 2005

ASSETS

Current Assets
Cash	$ 3,139
============

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Current Liabilities
Accounts payable	$ 12,503
Notes payable to shareholders	103,577
------------
Total Current Liabilities	116,080
------------
Commitments and Contingencies	-

STOCKHOLDERS' DEFICIT

Preferred stock, $.001 par, 200,000,000 shares
authorized, 10,000,000 shares issued and outstanding 10,000
Common stock, $.001 par, 1,000,000,000 shares
authorized, 68,765,951 shares issued and outstanding	68,766
Paid in capital	5,636,241
Deficit accumulated during the development stage	(5,827,948)
------------
Total Stockholders' Deficit	(112,941)
------------
Total Liabilities & Stockholders' Deficit	$ 3,139
============

EMPYREAN HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF EXPENSES

Three Months Ended March 31, 2005 and 2004 and the Period from

October 30, 2000 (Inception) Through March 31, 2005

			Inception
			Through
			March 31,
	2005	2004	2005
	---------	-----------	-----------
General and administrative	$ 119,779	$ 86,369	$ 3,317,912
Interest expense	1,522	-	6,892
Impairment of investment	-	-	2,600,000
Gain on forgiveness of debt	-	-	(96,856)
	---------	-----------	-----------
Net loss	$(121,301)	$ (86,369)	$(5,827,948)
	=========	===========	===========
Basic and diluted net loss per
common share	$ (.00 )	$ (.00 )
Weighted average common
shares outstanding	50,321,507	18,524,193

EMPYREAN HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2005 and 2004 and the Period from

October 30, 2000 (Inception) Through March 31, 2005

			Inception
			Through
			March 31,
	2005	2004	2005
	---------	----------	-----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(121,301)	$(86,369)	$(5,827,948)
Adjustments to reconcile net loss
to cash used in operating activities:
Stock issued for services	100,000	112,500	2,132,025
Stock issued for settlement	-	-	38,000
Fair value of stock issued in excess
of debt	-	-	500
Imputed interest	1,522	1,194	11,187
Impairment of investment	-	-	2,600,000
Gain on forgiveness of debt	-	-	(96,856)
Changes in:
Accounts payable	2,086	(32,753)	1,024,354
Prepaid Expenses	-	-	-
	---------	----------	-----------
NET CASH USED IN OPERATING ACTIVITIES	(17,693)	(5,428)	(118,738)
	---------	----------	-----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable to
shareholders	18,526	7,270	126,846
Payments on notes payable to
shareholders	(600)	(404)	(15,769)
Stock issued for cash	-	-	10,800
	---------	----------	-----------
NET CASH PROVIDED BY FINANCING ACTIVITIES	17,926	6,866	121,877
	---------	----------	-----------
NET CHANGE IN CASH	233	1,438	3,139
Cash balance, beginning	2,906	683	-
	---------	----------	-----------
Cash balance, ending	$ 3,139	$ 2,121	$ 3,139
	=========	==========	===========

NON-CASH DISCLOSURES:
Forgiveness of debt by a related party	$ -	$ -	$ 29,578
Stock issued for accounts payable	-	-	885,417
Stock issued for notes payable	-	-	7,500

EMPYREAN HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Empyrean Holdings, Inc. ("Empyrean") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Empyrean's latest annual report filed with the SEC on Form 10KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2004, as reported in the 10KSB, have been omitted.

NOTE 2 - EQUITY

In January 2005, Empyrean increased its authorized common shares to 1,000,000,000 shares and increased its authorized preferred shares to 200,000,000 shares.

In March 2005, Empyrean issued 20,000,000 shares to an Empyrean officer in exchange for services valued at $100,000.

NOTE 3 - SUBSEQUENT EVENTS

On April 8, 2005, Empyrean exchanged 200,000,000 shares of Empyrean common stock for 100% of the ownership interest in Tradewinds International Corp., ("Tradewinds") a Nevada corporation located in Orlando, Florida. 51% has been transferred to Empyrean and the remaining 49% is being held in escrow until the seller transfers $1,000,000 of real estate into Tradewinds. At that time, Empyrean will issue 75,000,000 shares of preferred stock to the seller and the remaining 49% will be transferred to Empyrean. The transaction will be accounted for as a reverse merger.

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

Item 2. Management's Plan of Operation.

The company is in its initial stages of development with no revenues or income and is subject to all the risks inherent in the creation of a new business. Since the company's principal activities, until the recent acquisition of Tradewinds International Corp., have been limited to organizational activities, prospect development, and acquisition of interest, it has no record of revenue-producing operations. Consequently, there is no operating history upon which to base an assumption that the company will be able to achieve its business plans.

With the acquisition of Tadewinds International Corp., a Nevada corporation located in Orlando, FL, on April 12, 2005 the company has, however, taken a significant step towards becoming revenue producing. The company acquired 51 % of the issued and outstanding shares of Tradewinds from its owners, Hesperia Advisors Limited, through the issue of 200,000,000 restricted common shares. Tradewinds currently owns real estate assets of about $1.50 million and is active in the real estate investment and consulting business in several states. Tradewinds is now a subsidiary of the company, and will contribute significantly towards increasing shareholder value in the near future.

Upon completion of the terms set forth in the agreement, the owners of Tradewinds will acquire additional shares of Empyrean Holdings, Inc. and transfer all remaining issued and outstanding shares of Tradewinds to the company, thereby making Tradewinds a wholly owned subsidiary.

With this acquisition in place, the company has recently implemented its Corporate Development Plan. Management has embarked on forming strong strategic alliances, targeting hard assets with high-anticipated income and employing strict management guidelines to set a strong foundation for the future growth of the company

Through the implementation of strategic relationships with national construction and property management companies, the company is diversifying its scope of business while improving the efficiency of operations. In order to keep pace with the rapid growth expected on a national level, offices in Florida and California are being established with regional analysts in both locations.

Liquidity

During the next 12 months, the company will need significant working capital to fund its business development efforts and to be prepared to make other acquisitions as and when suitable opportunities arise. Having determined that up to $40 million will be required for its expansion and real property investment activities, the company has revamped its strategies for raising funds and the use of private placements is also being considered.

Following the name change to Empyrean Holdings Inc. in January of this year, the website launched in July 2004 was revised to reflect the company's new ticker symbol- www.epyh.com.

Item 3. Controls and Procedures

As of September 30, 2004, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the three-month period ended March 31, 2005, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

PART II -- OTHER INFORMATION

Item 4: Submission of matters to a Vote of Security Holders

As reported in the 10KSB for the year ending December 31, 2004 a special shareholders meeting was held on January 5, 2005, and all the corporate matters, summarized below, were approved by adequate majorities and adopted.

1. Name change to Empyrean Holdings

2. Increase of authorized common shares to 1,000,000,000 (par value 0.001) and Preferred shares to 200,000,000 (par value 0.001)

3. Malone & Bailey to continue as independent auditors

4. Grant Board of Directors discretionary powers to convert to be treated as a Business Development Company under Section 54 of the Company Act of 1940 and

5. Election of Robert L. Lee to the Board of Directors

Item 5. Other Information

Board Meetings:

The Board of Directors, at a special meeting held in Houston, Texas on February 3, 2005, approved the filing of a form S-8 registration of an Employees stock option plan for 150,000,000 shares. This new plan, which is required to deal with the increase in consulting work anticipated, was filed on March 10, 2005.

The Board of Directors, at a Special meeting held in Houston, Texas on March 21, 2005 approved the issue of 20,000,000 shares from the Employees stock option plan to Robert L. Lee for the extensive consulting work provided. The Board also authorized Mr. Lee, in his capacity as President and CEO, to proceed with the acquisition of Tradewinds International Corp. for the best terms obtainable.

Item 6. Exhibits and Reports on Form 8-K.

Exhibit No.	Document	Location
3(i)	Articles of Incorporation	Previously Filed
3(ii)	Bylaws	Previously filed
31	Certification	Included
32	Certification	Included

________________________________________________________________________

Reports on Form 8-K.

A Form 8-K was filed February 1, 2005 reporting the results of the Shareholders Meeting held January 5, 2005, as detailed above.

A Form 8-K filing was done on April 12, 2005 reporting that the company had completed the acquisition of Tradewinds International Corp., a Nevada corporation located in Orlando, FL. through a stock swap. In consideration of fifty-one percent (51%) of the issued and outstanding shares of Tradewinds acquired the company issued two hundred million (200,000,000) common shares. Tradewinds became a subsidiary of the company on the completion of this stock swap. Upon completion of the terms set forth in the Stock purchase agreement, the owners of Tradewinds will purchase additional shares of Empyrean and transfer all remaining issued and outstanding shares of Tradewinds to Empyrean, thereby becoming a wholly owned subsidiary.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPYREAN HOLDINGS, INC.

/s/ Robert L. Lee                                    Date    May 4, 2005

Robert L. Lee, President and Director