Form 10KSB/A
period 2004-12-31
EMPYREAN HOLDINGS, INC
filed 2005-05-19
CIK 1076886

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements of any kind with the company's Independent Auditors, Malone & Bailey PLLC of Houston, Texas

ITEM 8A Controls and Procedures

As of December 31, 2004, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer.  Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded.  This system is continually reviewed and is augmented by wirtten policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness.  During the fiscal year ended December 31, 2004, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

ITIEM 8B Other Information

As of December 31, 2004, Empyrean Holding, Inc.'s management are unaware of any additional information that were to be reported on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2004.

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

Date:     May 18, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert L. Lee
Robert L. Lee, President and CEO
Date: May 18, 2005	: