Form 10KSB/A
period 2004-12-31
EMPYREAN HOLDINGS, INC
filed 2005-07-06
CIK 1076886

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

2ND AMENDED FORM 10-KSB

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements of any kind with the company's Independent Auditors, Malone & Bailey PLLC of Houston, Texas

ITEM 8A Controls and Procedures

<r>As of December 31, 2004, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer.  Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures were effective.

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

Date:     July 1, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert L. Lee
Robert L. Lee, President and CEO
Date: July 1, 2005	: