Form 10QSB
period 2005-06-30
EMPYREAN HOLDINGS, INC
filed 2005-08-22
CIK 1076886

OMB APPROVAL
OMB Number: 3235-0070
Expires: March 31, 2006
Estimated average burden hours per response: 192.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One) [X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended ___June 30, 2005______________________________

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

10700 Richmond Avenue, Suite 100

Houston, TX 77042

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

As of June 30, 2005, there were 298,765,951* shares of common stock issued and outstanding

Note: * Does not include 1,150,000 shares "on hold" and awaiting return from third party

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X  ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Following are the un-audited financial statements for the period ended June 30, 2005

EMPYREAN HOLDINGS, INC.

(formerly TRADEWINDS INTERNATIONAL CORP.)

(A Development Stage Company)

BALANCE SHEET

June 30, 2005

See accompanying summary of accounting policies

and notes to financial statements.

EMPYREAN HOLDINGS, INC.

(formerly TRADEWINDS INTERNATIONAL CORP.)

(A Development Stage Company)

STATEMENTS OF EXPENSES

Three and Six Months Ended June 30, 2005 and the Period from December

30, 2004 (Inception) Through June 30, 2005

See accompanying summary of accounting policies

and notes to financial statements.

EMPYREAN HOLDING, INC.

(formerly TRADEWINDS INTERNATIONAL CORP.)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2005 and the Period from

December 30, 2004 (Inception) Through June 30, 2005

See accompanying summary of accounting policies

and notes to financial statements.

EMPYREAN HOLDING, INC.

(formerly TRADEWINDS INTERNATIONAL CORP.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Empyrean Holdings, Inc. ("Empyrean") (formerly Tradewinds International Corp. ("Tradewinds")) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with Tradewinds' audited 2004 annual financial statements and notes thereto contained in Empyrean's Form 8-K/A. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure contained in Tradewinds' audited 2004 annual financial statements, as reported in Empyrean's Form 8-K/A, have been omitted.

Use of Estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statements of income and expenses. Actual results could differ from those estimates.

NOTE 2 - ACQUISITION OF REAL ESTATE INVESTMENT PROPERTY

On March 7, 2005, Tradewinds acquired a condominium property located in Key West, Florida for $779,085.

Tradewinds financed the purchase of the Key West property with a series of borrowings as follows:

  A promissory note dated March 7, 2005, for $570,000 from Huck Finn, LLC, the seller of the Key West property. The note is an interest only note that bears interest at 6.5% per annum. Interest only in the amount of $3,088 shall be payable in 35 monthly installments beginning April 2005. The 36th and final installment of the principal balance and all remaining accrued interest is due and payable on March 7, 2008. The note is secured by a first lien on the Key West property.
  A promissory note dated March 7, 2005, for $207,663 from Thomas Bojadzijev, who at the time was Tradewinds' president. The subordinated note is an interest only note that bears interest at 6.5% per annum. Payment is due on March 6, 2008 and may be prepaid at any time. The subordinated note is secured by a second lien on the Key West property.
  An additional borrowing under of $1,422.

  NOTE 3 - REVERSE MERGER TRANSACTION

  On April 11, 2005, Tradewinds' parent, Hesperia Advisors Limited executed a stock purchase agreement with Empyrean. Pursuant to the agreement, Empyrean exchanged 200,000,000 shares of common stock to Hesperia for 100% of the ownership interest in Tradewinds. At closing, 51% of Tradewinds common stock was transferred to Empyrean with the remaining 49% being transferred to escrow until such time as Hesperia transfers additional real estate property with a value of at least $1,000,000 into Tradewinds. At such time as Hesperia transfers the additional real estate into Tradewinds, Empyrean will issue Hesperia 75,000,000 shares of Empyrean's convertible preferred stock and the remaining 49% of Tradewinds' common stock will be released from escrow to Empyrean. Each share of the convertible preferred stock will be convertible into four shares of Empyrean common stock. As of June 30, 2005, the additional real estate had not been transferred to Tradewinds.

  As a result of the share issuance, the Tradewinds shareholders end up controlling approximately 74% of Empyrean's issued and outstanding shares resulting in the transaction being accounted for as reverse merger with Tradewinds being deemed the accounting acquirer. Since this transaction involved the merger of a private company (i.e., Tradewinds) into a public shell (i.e., Empyrean), it is considered to be a capital transaction rather than a business combination. This transaction is being accounted for as a reverse merger, except that no goodwill or other intangible assets are being recorded. For financial accounting and reporting purposes, the historical financial statements of Empyrean prior to the merger have been restated to be those of Tradewinds, the accounting acquirer.

  NOTE 4 - EQUITY

  In January 2005, Empyrean increased its authorized common shares to 1,000,000,000 shares and increased its authorized preferred shares to 200,000,000 shares.

  In March 2005, Empyrean issued 20,000,000 shares to an Empyrean officer in exchange for services valued at $100,000.

  In April, 2005, Empyrean issued 200,000,000 shares in connection with Tradewinds reverse merger transaction. See Note 3 for additional discussion of the reverse merger transaction.

  In May, 2005, Empyrean issued 30,000,000 shares to Thomas Bojadzijev, who at the time was Tradewinds' president, for consulting services valued at $180,000.

  NOTE 5 - SUBSEQUENT EVENT

  In August, 2005, the May, 2005, agreement by Thomas Bojadzijev, Tradewinds' former president, to forgive the Subordinated Secured Note - Related Party was rescinded. Consequently, Empyrean has reflected the Subordinated Secured Note - Related Party, with accrued interest thereon, on its balance sheet as of June 30, 2005.

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

  These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2004 and notes thereto included in the Company's Form 8-K/A. The Company follows the same accounting policies in the preparation of interim reports.

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

  Item 2. Management's Plan of Operation.

  Since the company's principal activities, until the recent acquisition of Tradewinds International Corp., have been limited to organizational activities, prospect development, and acquisition of interests, it has no record of revenue-producing operations. There is, therefore, no operating history upon which to base an assumption that the company will be able to achieve its business plans.

  With the acquisition of Tradewinds International Corp., a Nevada corporation, on April 11, 2005, however, the company has taken a positive step towards becoming revenue producing in the near future. Tradewinds owns a 2- room condominium in Key West and is actively pursuing other real estate acquisitions to enhance the company's investments. However, for the second quarter under review, no income of any kind was realized.

  Following the Tradewinds acquisition, the company commenced operating as a national real estate holding firm and continues to make good headway in its Corporate Development Master Plan. Aided by management's extensive contacts, useful relationships and strategic alliances have been formed with several companies active in the real estate business. The company's close affiliation with an established national real estate development and construction company, United Construction Group (UCG), has provided the solid anchor for the future growth and profitability of the company. Currently, the company's development portfolio to be featured in joint ventures with UCG totals approximately $120 million in construction and development. This portfolio which consists of several projects in California, Wisconsin, Missouri and Florida include residential, commercial and retail structures to be constructed by UCG.

  To cater for its fast expending development plans the company recently formed a wholly owned subsidiary, Empyrean Properties, Inc, a Texas corporation. The acquisition of other established companies in the real estate industry that will provide the synergy for the long term efficiency and profitability of the company is also being pursued.

  Liquidity

  During the next 12 months, the company will need significant working capital to fund its current development portfolio and to make other acquisitions as and when suitable opportunities arise. It has been determined that the company requires approximately $50 million in total, $20 million to finance its current projects and another $30 million to cater for future projects under consideration. A start has therefore been made on working with several investment banking advisors to raise this $50 million through real property backed bond offerings or other collateralized instruments.

  Item 3. Controls and Procedures

  As of June 30, 2005, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures were effective, except that adjustments were required by our auditors in their review. We are reviewing our accounting department procedures to ensure that future adjustments in these areas are not required.

  The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the three-month period ended June 30, 2005, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

  PART II - OTHER INFORMATION

  Item 5. Other Information

  Board Meetings:

  The Board of Directors, at a special meeting held at Houston, Texas on May 23, 2005, approved that the company's corporate offices be relocated to 10700, Richmond Avenue, Suite 100, Houston, TX 77042 and this move was finalized in early July, 2005. The corporate office for the company's subsidiary, Tradewinds International Corp was also moved to this new office at the same time.

  Board meeting of subsidiary, Tradewinds International Corp.

  Following the acquisition of Tradewinds International Corp. in April 2005, the corporate affairs of this subsidiary was reorganized and formalized at a special meeting, held in Houston, Texas on May 27, 2005. The former president and secretary of Tradewinds, Thomas Bojadzijev, voluntarily submitted his resignation from the Board of Directors prior to the meeting. By unanimous consent, Robert L. Lee was appointed Director, President and Secretary of Tradewinds with immediate effect.

  Item 6. Exhibits and Reports on Form 8-K.

  Exhibit No.  Document                      Location

  3(i)         Articles of Incorporation     Previously Filed

  3(ii)        Bylaws                        Previously filed

  31           Certification                 Included

  32           Certification                 Included

  _______________________________________________________________________

  Reports on Form 8-K.
    An Amended Form 8-K was filed on June 27, 2005 providing the audited financial statements for the company's recently acquired subsidiary, Tradewinds International Corp. The unaudited pro forma condensed financial statements for the company were also provided at the same time.
    To comply with comments made by the SEC on the Amended Form 8-K filing of June 27, 2005, a 2nd Amended Form 8-K filing was done on July 8, 2005.
    An 8-K was filed April 13, 2005 announcing the completion of the acquisition of Tradewinds International Corp.

  SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  EMPYREAN HOLDINGS, INC.

  /s/ Robert L. Lee                        Date    August 22, 2005

  Robert L. Lee, President and Director