Form 10QSB
period 2005-09-30
EMPYREAN HOLDINGS, INC
filed 2005-10-31
CIK 1076886

OMB APPROVAL
OMB Number: 3235-0416
Expires: March 31, 2007
Estimated average burden hours per response: 182.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One) [X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended ___September 30, 2005______________________________
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

11200 Westheimer Rd., Suite 900

Houston, TX 77042

(address of principal executive offices)

Issuers telephone number: (713) 260 7236

(Registrant's telephone number, including area code)

EMPYREAN COMMUNICATIONS, INC.

10700 Richmond Avenue, Suite 100,

Houston, TX 77042
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No X

As of September 30, 2005, there were 373,744,939* shares of common stock issued and outstanding

Note: * Does not include 1,150,000 shares "on hold" and awaiting return from third party

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X  ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Following are the un-audited financial statements for the period ended September 30, 2005

EMPYREAN HOLDINGS, INC.
(formerly TRADEWINDS INTERNATIONAL CORP.)
(A Development Stage Company)
BALANCE SHEET
September 30, 2005

ASSETS	
Current Assets	
Cash	$ 1,133
Deposits	525
Total Current Assets	1,658
Real Estate Investment Property, net	764,761
Total Assets	$ 766,419
LIABILITIES AND STOCKHOLDERS' DEFICIT	
LIABILITIES	
Current Liabilities	
Accounts payable	$ 22,302
Notes payable to shareholders	154,129
Unsecured note payable - related party	15,261
Accrued interest payable - senior secured note payable	8,713
Total Current Liabilities	200,405
Long Term Liabilities	
Subordinated secured note - related party	215,631
Senior secured note payable	570,000
Total Long Term Liabilities	785,631
Total liabilities	986,036
Commitments and Contingencies	-
STOCKHOLDERS' DEFICIT	
Preferred stock, $.001 par, 200,000,000 shares authorized, 10,000,000 shares issued and outstanding	10,000
Common stock, $.001 par, 1,000,000,000 shares authorized, 373,744,939 shares issued and outstanding	373,745
Paid in capital	(316,686)
Deficit accumulated during the development stage	(286,676)
Total Stockholders' Deficit	(219,617)
Total Liabilities & Stockholders' Deficit	$ 766,419

EMPYREAN HOLDINGS, INC.

(formerly TRADEWINDS INTERNATIONAL CORP.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Empyrean Holdings, Inc. ("Empyrean") (formerly Tradewinds International Corp. ("Tradewinds")) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with Tradewinds' audited 2004 annual financial statements and notes thereto contained in Empyrean's Form 8-K/A filed September 27, 2005. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure contained in Tradewinds' audited 2004 annual financial statements, as reported in Empyrean's Form 8-K/A filed September 27, 2005, have been omitted.

Use of Estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statements of income and expenses. Actual results could differ from those estimates.

NOTE 2 - ACQUISITION OF REAL ESTATE INVESTMENT PROPERTY

On March 7, 2005, Tradewinds acquired a condominium property located in Key West, Florida (the "Key West Property") for a total purchase price of $779,085.

Tradewinds financed the purchase of the Key West Property with a series of borrowings as follows:

  A promissory note (the "Senior Secured Note") dated March 7, 2005, for the principal sum of $570,000 from Huck Finn, LLC, the seller of the Key West Property. The Senior Secured Note is an interest only note that bears interest at the rate of 6.5% per annum. Interest only in the amount of $3,087.50 shall be payable in 35 monthly installments. The first of said installments is due and payable on April 7, 2005, and one of said installments is due and payable on the 7th day of each and every calendar month thereafter. The 36th and final installment of the principal balance and all remaining accrued interest shall be due and payable on March 7, 2008. The Senior Secured Note is secured by the lien of a first mortgage deed upon the Key West Property.

  A promissory note (the "Subordinated Secured Note - Related Party") dated March 7, 2005, for the principal sum of $207,663 from Thomas Bojadzijev, who at the time was Tradewinds' president. The Subordinated Secured Note - Related Party is an interest only note that bears interest at the rate of 6.5% per annum. Payments may be made at anytime and in any amount as determined by Tradewinds, with payment being first applied to interest due and any remaining balance to be applied to principal. On March 6, 2008, the entire balance then outstanding, including principal and accrued interest will be due and payable in full. The Subordinated Secured Note - Related Party is secured by the lien of a second mortgage deed upon the Key West Property.

  An additional borrowing under the Unsecured Note in the amount of $1,422.

  NOTE 3 - REVERSE MERGER TRANSACTION

  On April 11, 2005, Tradewinds' parent, Hesperia Advisors Limited ("Hesperia" or "the Tradewinds Shareholders") executed a stock purchase agreement(the "Agreement") with Empyrean. Pursuant to the Agreement, Empyrean exchanged 200,000,000 shares of common stock to Hesperia for 100% of the ownership interest in Tradewinds. At closing, 51% of Tradewinds common stock was transferred to Empyrean with the remaining 49% being transferred to escrow until such time as Hesperia transfers additional real estate property with a value of at least $1,000,000 (the "Additional Real Estate") into Tradewinds. At such time as Hesperia transfers the Additional Real Estate into Tradewinds, Empyrean will issue Hesperia 75,000,000 shares of Empyrean's convertible preferred stock and the remaining 49% of Tradewinds' common stock will be released from escrow to Empyrean. Each share of the convertible preferred stock will be convertible into four shares of Empyrean common stock. As of September 30, 2005, the Additional Real Estate had not been transferred to Tradewinds.

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

  On July 20, 2005, the Company's Board of Directors declared a 25% common stock split, payable in the form of a 25% stock dividend to shareholders of record as of August 30, 2005.  The distribution of such dividend, totaling 74,978,988 shares of common stock, occurred on August 30, 2005.  All share and per share information has been retroactively restated in the consolidated financial statements to reflect the stock split.

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

  Item 2. Management's Plan of Operation.

  Since the company's principal activities, until the acquisition of Tradewinds International Corp., have been limited to organizational activities, prospect development, and acquisition of interests, it has no record of revenue-producing operations. There is, therefore, no operating history upon which to base any assumption that the company will be able to achieve its business plans.

  The acquisition of Tradewinds International Corp., a Nevada corporation, in April this year was, therefore, a small but positive step that the company has taken towards becoming revenue producing in the near future. Tradewinds owns a 2-room condominium in the salubrious luxury resort homes community of Coral Hammock (www.coralhammock.com) in Key West, Florida. In mid-September 2005, the agreement was finalized for Keys Luxury Resorts, Inc (www.keysluxuryresorts)to promote and management this rental property. For the third quarter under review no income was obtained but a good improvement is expected once the unusually active hurricane season is over.

  Since the Tradewinds acquisition, the company has been operating as a national real estate holding firm. Due to the extensive rebuilding and construction requirements caused by the unfortunate affects of Hurricane Katrina in New Orleans and the surrounding areas, management is in the process of reviewing its Corporate Development Master Plan. In view of the tremendous rebuilding work required in these hurricane damaged areas, the company's previously reported development portfolio is under consideration for updating and adjustment. It is pleasing to record, however, that the company's close affiliation with the established national real estate development and construction company, United Construction Group (UCG), has been solidified and joint venture agreements are under preparation for finalization by the two parties in the near future. The revised strategy will be for the company to joint venture with UCG in the projects currently under construction or where ground breaking is imminent so that early revenue streams can be obtained by the company.

  During the third quarter the company's wholly owned subsidiary, Empyrean Properties, Inc, was dormant but due consideration will be given to utilizing it for the joint ventures to be undertaken with UCG. The acquisition of established companies in the real estate industry that will provide synergy for the long term efficiency and profitability of the company continues to be pursued.

  Liquidity

  During the next 12 months, the company will need significant working capital to fund its current development portfolio and to make other acquisitions as and when suitable opportunities arise. The previous strategy to raise funds at reasonable cost over the last few months did not achieve the desired results. With this experience in mind and also to conform with the revision of the strategy for joint ventures with USG, it has been determined that it will be prudent for the company at this juncture of its development, to raise the funds required in smaller amounts over several stages. Regulation D private placements are presently being considered for up to $10 million and an agreement submitted by an Investment banking firm is being favorably considered.

  Item 3. Controls and Procedures

  As of September 30, 2005, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures were effective.

  The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the three-month period ended September 30, 2005, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

  PART II - OTHER INFORMATION

  Item 5. Other Information

  Board Meetings:

  1.The Board of Directors, at a special meeting held in Houston, Texas on July 20, 2005, approved that a common stock dividend of 25% (twenty-five percent)or 0.25 old share for 1.00 new share be declared and paid out to shareholders of record as of August 30, 2005. It is recorded that this share payout was prepared and duly implemented without problem.

  2.The Board of Directors at another special meeting held in Houston on October 7, 2005 approved that the company's corporate offices be moved to 11200 Westheimer Rd., Houston, TX 70042 to take advantage of the better facilities made available by the office management company at a competitive price. Sufficient space for the convenient expansion of the company's office facilities is also available at this new location

  Item 6. Exhibits and Reports on Form 8-K.

  Exhibit No. Document Location

  3(i) Articles of Incorporation Previously Filed

  3(ii) Bylaws Previously filed

  31 Certification Included

  32 Certification Included

  _______________________________________________________________________

  Reports on Form 8-K.

  A: No filing of any Form 8-K report was done during the third quarter.

  B: To comply with comments made by the SEC an Amended 10QSB report for the second quarter ending June 30, 2005 was filed on October 14, 2005.

  SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  EMPYREAN HOLDINGS, INC.

  /s/ Robert L. Lee                     Date  October 31, 2005

  Robert L. Lee, President and Director