Form 10KSB
period 2005-12-31
EMPYREAN HOLDINGS, INC
filed 2006-04-17
CIK 1076886

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

EMPYREAN HOLDINGS, INC.

----------------------------

(Name of Small Business Issuer in its charter)

Nevada	000-30118	88-0413417
State or other jurisdiction of incorporation	Commission File Number	IRS Identification No.

11200 Westheimer Rd., Suite 900, Houston, TX 77042

-------------------------------------------

(Address of principal executive offices) (Zip Code)

Issuer's telephone number: (713) 243 8714

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class: Common Stock

Title of Class: Preferred

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act: [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Revenues for the fiscal year ended December 31, 2005 were: None

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of March 15, 2006: $1,020,897

Number of shares of Common Stock, $0.001 par value per share, of the registrant outstanding as of December 31, 2005: * 373,745,079

Note:

* 1,150,000 shares "on hold" and awaiting return by a third party not included.

Number of shares of Preferred Stock of the registrant outstanding as of December 31, 2005: 10,000,000

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

PART I.

ITEM 1. DESCRIPTION OF BUSINESS

(a) Business Development.

Empyrean Holdings, Inc., a Nevada corporation ("Company"), was originally organized on April 30, 1998 as Fuji International, Inc.; the name was changed on December 28, 1998 to Direction Technologies, Inc. In March of 2001, Direction Technologies, Inc. merged with Empyrean Communications, Inc., and the name was changed to Empyrean Communications, Inc.

Following approval obtained at the Special shareholders' meeting held on January 5, 2005, the company's name was changed to Empyrean Holdings, Inc. effective January 25, 2005. The new name was adopted to more accurately reflect the company's revised business plan and future direction.

The business office of the company is located in an Executive Suite managed by a well known national company, Corporate Office Centers (COC), at 11200 Westheimer Rd., Suite 900, Houston Texas 77042. Currently, the Company has no employees but services for basic office requirements are obtained from COC. The Company anticipates venturing into other businesses and is currently considering participating in real estate development projects with an affiliate, United Construction Group (UCG). Though there is no guarantee at this stage that such projects can be finalized with UCG, management feels that the chances are promising and every effort is being made to achieve this objective. It is also expected that participation in these projects will assist the company in raising capital to fund its operations and further diversify its holdings. Hopefully, this will produce a direct and tangible benefit to the Company in the future.

(b) Business of Issuer.

Presently, Empyrean Holdings, Inc. has no ongoing business operations. The condominium in Key West, FL obtained through the acquisition of Tradewinds International Corp. in April 2005 was lost through foreclosure action taken by the previous owner and mortgagee on December 20, 2005. This foreclosure resulted directly from the concealment of the company's real estate consultant on whether actual payments on the debt were being made. On the discovery of this concealment the services of the consultant was immediately terminated but unfortunately the Order of foreclosure had been entered and there was insufficient opportunity to refinance the debt.

ITEM 2. PROPERTIES

Empyrean Holdings, Inc. does not own any real property. The current lease agreement with Corporate Office Centers is for a 160 square feet office located at 11200, Westheimer Rd., Suite 900, and Houston Texas, 77042. The term of the lease is month to month and basic rental is $625.00 per month. Extra costs averaging about $150.00 per month are incurred for other office services and facilities.

ITEM 3. LEGAL PROCEEDINGS

The condominium located at 12, Coral Way, Key West, FL was lost through foreclosure action taken by the previous owner and mortgagee, Huck Finn LLC on December 20, 2005.

Going by the recent appraisals done for the property, the company is of the view that the proceeds to be realized by Huck Finn LLC for the sale of the property should be sufficient to settle the amount due under the foreclosure judgment.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

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

The Articles of Incorporation currently authorize the issuance of 1,000,000,000 shares of common stock, with a par value of $0.001. The holders of the Shares: (a) have equal ratable rights to dividends from funds legally available therefore, when, as, and if declared by the Board of Directors of the Company; (b) are entitled to share ratably in all of the assets of the Company available for distribution upon winding up of the affairs of the Company; (c) do not have preemptive subscription or conversion rights and there are no redemption or sinking fund applicable thereto; and (d) are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of shareholders. These securities do not have any of the following rights: (a) cumulative or special voting rights; (b) preemptive rights to purchase in new issues of Shares; (c) preference as to dividends or interest; (d) preference upon liquidation; or (e) any other special rights or preferences. In addition, the Shares are not convertible into any other security. There are no restrictions on dividends under any loan other financing arrangements or otherwise. See a copy of the Articles of Incorporation, and an amendment thereto, and Bylaws of the Company, attached as Exhibit 3.1, Exhibit 3.2, and Exhibit 3.3, respectively, to this Form 10-SB/A. As of December 31, 2005, the Company had 373,745,079 (not inclusive of 1,150,000 shares "on hold" and awaiting return by a third party) of common stock outstanding.

On July 20, 2005 the Board of Directors approved a 25 % common stock dividend to all shareholders of record as of August 30, 2005. For this dividend payment a total of 74,978,988 shares were distributed to shareholders on August 30, 2005.

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

Share Purchase Warrants

At December 31, 2005, no share purchase warrants were outstanding.

Share Purchase Option

At December 31, 2005, 3,250 share purchase options were outstanding. Each option entitles the holder to purchase one additional share of the company at $300 per share until April 17, 2010.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

With the loss of the condominium, the sole source of minimal income for the company ceased. This situation, therefore, can only improve when the participation in the real estate development projects with UCG is finalized and revenues are received from these projects. However, Empyrean is negotiating with Hesperia Advisors Limited to consider replacing the lost Key West property and to complete the Stock Purchase Agreement of April 8, 2005 for the acquisition of Tradewinds International Corp. At the time of writing, Hesperia has indicated that it intends to complete the transaction by transferring additional real property to Empyrean and management will work diligently to try and complete this transaction in the near future.

For the next 12 months the company will require significant working capital. A revised Business Plan is being prepared for the company to raise funds through a Reg. D private placement or the sale of shares to be obtained through an SB 2 filing using firms that deal with PIPES (public investment in private equities) financing. In mid-November 2005 an agreement was signed with Falcon Financial Consulting (www.falcon.com) for them to serve, on a non-exclusive basis, as Empyrean's financing consultant to work towards obtaining up to $15 million for working capital and real estate investments.

The average high and low prices of the company's stock by quarters are given below:

	1st quarter	2nd. Quarter	3rd. quarter	4th. Quarter

High	0.013	0.0075	0.0435	0.0133

Low	0.009	0.035	0.009	0.007

ITEM 7. FINANCIAL STATEMENTS

Included herewith are the following financial statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Empyrean Holdings, Inc.

(formerly Tradewinds International Corp.)

(A Development Stage Company)

Houston, Texas

We have audited the accompanying consolidated balance sheet of Empyrean Holdings, Inc. ("Empyrean") as of December 31, 2005, and the related consolidated statements of expenses, cash flows and stockholders' deficit for the year then ended and for the periods from December 30, 2004 (Inception) through December 31, 2005 and 2004. These consolidated financial statements are the responsibility of Empyrean's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Empyrean, as of December 31, 2005, and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Malone & Bailey, PC

Malone & Bailey, PC

www.malone-bailey.com

Houston, Texas

February 13, 2006

EMPYREAN HOLDINGS, INC.

(formerly TRADEWINDS INTERNATIONAL CORP.)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

December 31, 2005

See accompanying summary of accounting policies

and notes to financial statements.

EMPYREAN HOLDINGS, INC.

(formerly TRADEWINDS INTERNATIONAL CORP.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF EXPENSES

Year Ended December 31, 2005, the Period from

December 30, 2004 (Inception) Through December 31, 2004 and the

Period from December 30, 2004 (Inception) Through December 31, 2005

See accompanying summary of accounting policies

and notes to financial statements.

EMPYREAN HOLDINGS, INC.

(formerly TRADEWINDS INTERNATIONAL CORP.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31, 2005, the Period from

December 30, 2004 (Inception) Through December 31, 2004 and the

Period from December 30, 2004 (Inception) Through December 31, 2005

See accompanying summary of accounting policies and notes

to financial statements.

EMPYREAN HOLDINGS, INC.

(formerly TRADEWINDS INTERNATIONAL CORP.)

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

Period from December 30, 2004 (Inception)

Through December 31, 2005

See accompanying summary of accounting policies and notes

to financial statements.

EMPYREAN HOLDINGS, INC.

(formerly TRADEWINDS INTERNATIONAL, CORP.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

Nature of business: Empyrean Holdings, Inc. ("Empyrean")(formerly Tradewinds International Corp. ("Tradewinds")) was incorporated in Nevada on December 30, 2004. Empyrean is a development stage entity whose activities to date have included business planning and capital raising activities. Empyrean intends to engage in the real estate investment and consulting business.

Tradewinds Merger Transaction: On April 11, 2005, Tradewinds' parent, Hesperia Advisors Limited ("Hesperia") or "the Tradewinds Shareholders") executed a stock purchase agreement (the "Agreement") with Empyrean. Pursuant to the Agreement, Empyrean exchanged 200,000,000 shares of common stock to Hesperia for 100% of the ownership interest in Tradewinds. At closing, 51% of Tradewinds common stock was transferred to Empyrean with the remaining 49% being transferred to escrow until such time as Hesperia transfers additional real estate property with a value of at least $1,000,000 (the "Additional Real Estate") into Tradewinds. At such time as Hesperia transfers the Additional Real Estate into Tradewinds, Empyrean will issue Hesperia 75,000,000 shares of Empyrean's convertible preferred stock and the remaining 49% of Tradewinds' common stock will be released from escrow to Empyrean. Each share of the convertible preferred stock will be convertible into four shares of Empyrean common stock. As of December 31, 2005 the Additional Real Estate had not been transferred to Tradewinds.

As a result of the share issuance, the Tradewinds Shareholders end up controlling approximately 74% of Empyrean's issued and outstanding shares resulting in the transaction being accounted for as a reverse merger with Tradewinds being deemed the accounting acquirer. Since this transaction involved the merger of a private company (i.e., Tradewinds) into a public shell (i.e., Empyrean), it is considered to be a recapitalization rather than a business combination. This transaction was accounted for in a manner similar to a reverse merger, except that no goodwill or other intangible assets are being recorded. For financial accounting and reporting purposes, the historical financial statements of Empyrean prior to the merger have been restated to be those of Tradewinds, the accounting acquirer. In connection with the recapitalization, Empyrean recognized a cost of recapitalization of $115,479 which represented the excess of the assumed liabilities over the amount of cash acquired in the transaction.

Use of Estimates: In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statements of income and expense. Actual results could differ from those estimates.

Principles of Consolidation: The accompanying financial statements include the accounts of Empyrean and its wholly and majority owned subsidiaries. All significant inter-company balances and transactions with consolidated subsidiaries have been eliminated in consolidation.

Cash and Cash Equivalents: For purposes of the statement of cash flows, Empyrean considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2005.

Revenue Recognition: Empyrean has had no revenues since inception.

Income Taxes: Empyrean recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Empyrean provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Share-Based Compensation: Empyrean accounts for stock options issued to employees under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under this method, no compensation expense is recognized for stock options granted when the number of underlying shares is known and exercise price of the option is greater than or equal to the fair market value of the stock on the date of grant. Fair value is computed and expensed for options and warrants issued to non-employees as compensation. For the periods presented, Empyrean did not issue any stock options.

Earnings Per Share: The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the year ended December 31, 2005 and the period from inception (December 30, 2004) through December 31, 2004, there were no potentially dilutive securities outstanding.

Recently Issued Accounting Standards: In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share-Based Payment ("SFAS No. 123(R)"). SFAS No. 123(R) requires employers to value share-based payments using the fair value method, eliminating the option to use the intrinsic value method to value such payments. Empyrean will adopt the provisions of SFAS No. 123(R) prospectively beginning in the first quarter of 2006. Empyrean is currently evaluating the effect, if any, that SFAS No. 123(R) will have on its financial statements.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Empyrean has incurred recurring net losses of $614,703 and $75 in 2005 and 2004, respectively, an accumulated deficit of $614,778 and a working capital deficit of $213,077 as of December 31, 2005. These conditions raise substantial doubt about Empyrean's ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock as well as seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if Empyrean is unable to continue as a going concern.

NOTE 3 - ACQUISITION AND ABANDONMENT OF REAL ESTATE INVESTMENT PROPERTY

Acquisition

On March 7, 2005, Tradewinds acquired a condominium property located in Key West, Florida (the "Key West Property") for a total purchase price of $ 779,498.

Tradewinds financed the purchase of the Key West Property with a series of borrowings as follows:

A promissory note (the "Senior Secured Note") dated March 7, 2005, for the principal sum of $ 570,000 from Huck Finn, LLC, the seller of the Key West Property. The Senior Secured Note is an interest only note that bears interest at the rate of 6.5% per annum. Interest only in the amount of $ 3,087.50 shall be payable in 35 monthly installments. The first of aid installments is due and payable on April 7, 2005, and one of said installments is due and payable on the 7th day of each and every calendar month thereafter. The 36th and final installment of the principle balance and all remaining accrued interest shall be due and payable on March 7, 2008. The Senior Secured Note is secured by the lien of a first mortgage deed upon the Key West Property. In connection with the abandonment (see related discussion below), a foreclosure judgment of approximately $617,000 was entered against Tradewinds.

A promissory note (the "Subordinated Secured Note - Related Party") dated March 7, 2005, for the principal sum of $ 207,663 from Thomas Bojadzijev, who at the time was Tradewinds- president. The Subordinated Secured Note - Related Party is an interest only note that bears interest at the rate of 6.5% per annum. Payments may be made at anytime and in any amount as determined by Tradewinds, with payment being first applied to interest due and any remaining balance to be applied to principal. On March 6, 2008, the entire balance then outstanding, including principal and accrued interest will be due and payable in full. The Subordinated Secured Note - Related Party is secured by the lien of a second mortgage deed upon the Key West Property. During November 2005, the Subordinated Secured Note - Related Party was assigned to Hesperia.

Abandonment

On October 31, 2005 Empyrean discovered through investigations conducted that a default on the Senior Secured Note secured by the Key West Property had occurred and that Huck Finn, LLC, the Note holder and mortgagee, was foreclosing on the Key West condo. After further investigation it was found out that the real estate consultant that was managing the Key West Property failed to make the necessary interest payments to Huck Finn, LLC and withheld the fact that Huck Finn, LLC was going to foreclose on the property. Subsequently on December 20, 2005 Huck Finn, LLC foreclosed on the Key West Property and put it up for sale. As of the date of these financial statements, it was Empyrean's understanding that the Key West Property had not yet been sold by Huck Finn, LLC. In connection with the Key West Property foreclosure, Empyrean has removed both the Key West Property and Senior Secured Note (including related default accruals) from its books and has recognized a loss on abandoned real estate investment property of $139,095. Recent appraisals of the Key West Property indicate that it is valued between $580,000 (in the case of a forced or liquidation sale) and $730,000 (in the case of an other than forced or liquidation sale) . It is management's belief that, once sold, the proceeds realized from the sale of the Key West Property should be sufficient to settle the amount due under the foreclosure judgment. In the event that the proceeds from the ultimate sale are not sufficient to cover the amount due under the foreclosure judgment, Empyrean will be responsible for making up the shortfall.

NOTE 4 - NOTES PAYABLE -- RELATED PARTY
Current	2005
Note Payable - Robert L. Lee; advances made from time to time on an as needed basis, due on demand; accrues interest at a rate of 8%; includes interest accrued through December 31, 2005.	$74,826

Note Payable - Independent Management Resources, LLC; advances made from time to time on an as needed basis, due on demand; accrues interest at a rate of 8%; includes interest accrued through December 31, 2005.	91,287

Note Payable - Thomas Bojadzijev; advances made from time to time on an as needed basis, due on demand; accrues interest at a rate of 8%; includes interest accrued through December 31, 2005.	15,259

Current notes payable - related party	$181,372

Non-Current
Note Payable - Hesperia; dated March 7, 2005; balloon payment (including principal and accrued and unpaid interest) due March 6, 2008; interest only accrues interest at a rate of 6.5%; includes interest accrued through December 31, 2005.	$219,163

NOTE 5 - INCOME TAXES

Deferred tax assets - NOLs                 $ 152,000

Less: valuation allowance                   (152,000)

                                             --------

Net deferred taxes                         $       0

                                            ========

Empyrean has net operating loss carry-forwards of approximately $435,000 at December 31, 2005, which expire in 2025.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

During the month of October 2005, Empyrean entered into a six-month lease (from November 2005 through April 30, 2006) for its current office space at the rate of $625 per month. In connection with the signing of this lease agreement, Empyrean was required to pay a deposit of $525. For the year ended December 31, 2005, Empyrean recognized $1,250 of rent expense under this agreement. Prior to November 2005, Empyrean's principal office was in the office of Empyrean's president pursuant to a verbal agreement on a rent-free month-to-month basis. As of December 31, 2005, Empyrean had future minimum lease payments due totaling $2,500.

Unasserted claims have been made against Empyrean for expenses incurred in respect to the operations of Empyrean and expenses related to breach of contract. While the results of these claims cannot be predicted with certainty, management of Empyrean believes the final outcome of these claims will not have an adverse material effect on Empyrean's financial position or results of operations.

1,150,000 shares of stock were issued in 2001 for financing that did not occur. Empyrean has instructed its transfer agent to cancel the shares. Under Nevada law, the shares cannot be formally and unilaterally canceled without court adjudication. The other party has refused to cooperate. These shares have been removed from the total outstanding shares as disclosed and will remain a reconciling item until Empyrean has the funds to force formal cancellation.

NOTE 7 - EQUITY

In January 2005, Empyrean increased its authorized common shares to 1,000,000,000 shares and increased its authorized preferred shares to 200,000,000 shares.

In April 2005, Empyrean issued 200,000,000 shares in connection with Tradewinds reverse merger transaction. See Note 1 - Tradewinds Merger Transaction for additional discussion.

In May 2005, Empyrean issued 30,000,000 shares to Thomas Bojadzijev, who at the time was Tradewinds' president and later acted as a real estate consultant for Empyrean for services valued at $180,000.

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

NOTE 8- SUBSEQUENT EVENTS

On February 4, 2006, 500,000 restricted shares were issued to Falcon Consulting Group Inc. as a retainer for the provision of consulting services to assist Empyrean to obtain financing. This payment was approved by the Board of Directors on November 11, 2005 and the consulting agreement with Falcon was finalized on November 14, 2005

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements of any kind with the company's Independent Registered Public Accountants, Malone & Bailey, PC of Houston, Texas.

ITEM 8A Controls and Procedures

As of December 31, 2005, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures were not effective.

In connection with the completion of its audit of, and the issuance of its report on the financial statements of the Company for the year ended December 31, 2005, Malone & Bailey, PC identified a deficiency in our disclosure controls related to accounting for the recapitalization relating to the Tradewinds merger transaction. The adjustment relating to this item was detected in the audit process and has been appropriately recorded and disclosed in this Form 10-KSB. We are in the process of improving our disclosure controls in an effort to remediate this deficiency. Additional effort is needed to fully remedy this deficiency and to improve and strengthen our disclosure control processes and procedures. Our management will continue to implement improvements with a goal of ensuring that our disclosure controls and procedures are adequate and effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the fiscal year ended December 31, 2005, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

ITEM 8B Other Information

As of December 31, 2005, Empyrean Holdings, Inc.'s management is unaware of any additional information that was to be reported on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2005.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The names, ages, and respective positions of the directors, officers, and significant employees of the Company are set forth below. Mr. Lee has held his positions since March 2001 and there are no other person(s) who can be classified as a promoter or controlling person of the Company.

Robert L. Lee, Director, President and CEO, Secretary and Treasurer. Age 64.

ITEM 10. EXECUTIVE COMPENSATION.

(a) No officer or director of Empyrean is receiving any remuneration in the form of salaries and/or allowances at this time. However, common stock was issued for consulting services during the year. In March 2005, 20,000,000 shares were issued to Mr. Robert L. Lee valued at $100,000 in exchange for services provided. 30,000,000 shares valued at $180,000 were issued in May 2005 to the real estate consultant whose services had to be terminated for gross negligence.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The majority shareholder, Hesperia Advisors Limited owns 250,000,000 shares or 66.68 % of the issued and outstanding common shares.

As on December 31, 2005, no other person or entity owns more than 5 % of the company's shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than as set forth in Item 7, there are no relationships, transactions, or proposed transactions to which the registrant was or is to be a party, in which any of the named persons set forth in Item 404 of Regulation SB had or is to have a direct or indirect material interest.

ITEM 13. EXHIBITS

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Incorporated by Reference
3.2	Bylaws	Incorporated by Reference
31	Certifications per Rule 13a-14(a)/15d-14(a)	Included
32	Certifications per Section 1350	Included

ITEM14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

1. Audit Fees: Aggregate fees billed for each of the last two (2) fiscal years for professional services rendered by the principal accountant for the audit of the annual financial statements and review of financial statements included on Form 10-QSB:

2004: $7,070

2005: $29,345

2. Audit-Related Fees: Aggregate fees billed in each of the last two (2) fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported previously.

2004: $0

2005: $0

3. Tax Fees: Aggregate fees billed in each of the last two (2) fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

2004: $0

2005: $0

4. All Other Fees: Aggregate fees billed in each of the last two (2) fiscal years for products and services provided by the principal accountant, other than the services previously reported.

2004: $0

2005: $0

5. Audit Committee Pre-Approval Procedures. The Board of Directors has not, to date, appointed an Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPYREAN HOLDINGS, INC.

/s/ Robert L. Lee

Robert L. Lee, President and CEO

Date: April 17, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert L. Lee
Robert L. Lee, President and CEO
Date: April 17, 2006	: