Form 10QSB
period 2006-03-31
EMPYREAN HOLDINGS, INC
filed 2006-05-15
CIK 1076886

OMB APPROVAL
OMB Number: 3235-0416
Expires: March 31, 2007
Estimated average burden hours per response: 182.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One) [X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended __March 31, 2006_
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________________ to _________________

Commission file number ___0-30118____

EMPYREAN HOLDINGS INC.

(exact name of small business issuer as specified in its charter)

___NEVADA_____________________________________ (State or other jurisdiction of incorporation or organization)	_88-0413417________________ (IRS Employer Identification No.)

11200 Westheimer Rd., Suite 900

Houston, TX 77042

(address of principal executive offices)

Issuers telephone number: (713) 260-7236

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No X__

As of March 31, 2006, there were 381,744,939* shares of common stock issued and outstanding

Note: * Does not include 1,150,000 shares "on hold" and awaiting return from third party

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

Following are the unaudited financial statements for the period ended March 31, 2006.

EMPYREAN HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

As of March 31, 2006 and December 31, 2005

See accompanying summary of accounting policies

and notes to financial statements.

EMPYREAN HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF INCOME & EXPENSES

(Unaudited)

Three Months Ended March 31, 2006 and 2005, and the

Period from December 30, 2004 (Inception) through March 31, 2006

Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	Inception Through March 31, 2006
INCOME			
Rental Income from Condo	$ 6,714	$ -	$ 6,714
EXPENSES			
General & administrative	10,814	1,000	94,634
Depreciation expense	-	-	21,232
Share-based compensation	5,000	-	185,000
Total Operating Expenses	15,814	1,000	300,866
OTHER INCOME/(EXPENSE)			
Interest expense	(7,372)	(3,463)	(67,265)
Cost of recapitalization	-	-	(115,479)
Loss on abandonment of investment property	-	-	(154,354)
Total Other Income/(Expense)	(7,372)	(3,463)	(337,098)
NET INCOME (LOSS)	$ (16,472)	$ (4,463)	$ (631,250)
Basic and diluted income (loss) per share	$ (0.00)	$ (0.00)	
Weighted average common shares outstanding	373,744,939	62,901,883

See accompanying summary of accounting policies

and notes to financial statements.

EMPYREAN HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31, 2006 and 2005, and the

Period from December 30, 2004 (Inception) through March 31, 2006

See accompanying summary of accounting policies

and notes to financial statements.

EMPYREAN HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Empyrean Holdings, Inc. (formerly Tradewinds International Corp.) (hereinafter collectively referred to as the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the Company's audited 2005 year end financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period have been reflected herein. The results of operations for interim periods are, however, not necessarily indicative of the results to be expected for the full year.

Use of Estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statements of income and expenses. Actual results could differ from those estimates.

NOTE 2 - SHARE-BASED COMPENSATION

On January 1, 2006, the Company adopted SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. The Company adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The consolidated financial statements as of and for the quarter ended March 31, 2006 reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Since the Company has not granted options during the quarter ended March 31, 2006 or during any period prior to January 1, 2006, the adoption of SFAS 123(R) had no impact.

NOTE 3 - NOTES PAYABLE - RELATED PARTY

Current

Note Payable - Independent Management Resources, LLC; advances made from time to time on an as needed basis, due on demand; interest accrues at a rate of 8%; includes accrued interest through March 31, 2006.

$ 126,916

Note Payable - Thomas Bojadzijev; advances made from time to time on an as needed basis, due on demand; accrues interest at a rate of 8%; includes accrued interest through March 31, 2006.	15,504
Current notes payable - related party	$ 142,420

Non-Current

Note Payable - Hesperia; dated March 7, 2005; balloon payment (including principal and accrued interest) due March 6, 2008; interest accrues at a rate of 6.5%; includes accrued interest through March 31, 2006.

$ 222,725

NOTE 4 ' EQUITY

On July 20, 2005, the Company's Board of Directors declared a 25% stock split, payable in the form of a 25% stock dividend to shareholders of record as of August 30, 2005.  All share and per share information has been retroactively restated in the consolidated financial statements to reflect the stock split.

On February 4, 2006, 500,000 restricted shares were issued to Falcon Consulting Group, Inc. as a retainer for providing consulting services. This transaction resulted in a charge to share-based compensation of $5,000.

On February 21, 2006, 7,500,000 restricted shares were issued to an officer of the Company as consideration for debt of $72,759 that was due to him from the Company.

Item 2. Management's Plan of Operation.

The company's principal activities are presently limited to organizational matters, revising its business plan, prospect development, and acquisition of interests. As the company has no record of revenue-producing operations, there is no operating history upon which to base any assumption that the company will be able to achieve its business plans.

Discussions with Hesperia Advisors Limited on arriving at a fair solution to make up for the loss of the Key West condominium in December last year continues but so far no firm agreement has been reached. Management intends to pursue this matter as a matter of priority and remain confident that an equitable conclusion in line with the Stock purchase agreement of April 8, 2005 will be obtained in the near future.

The plans in place to raise working capital to participate as a minority partner in real estate development projects are in the process of finalization. These projects are currently being undertaken by Empyrean's affiliate United Construction Group (UCG), an established national real estate development and construction company. Several projects in WI and CA are being considered, but the Company's efforts to raise up to $15 million in working capital will be given priority. This is being arranged by the company's financial consultants, Falcon Financial Consulting (www.falcon.com) of San Diego, CA.

The company's wholly owned subsidiary, Empyrean Properties, Inc, remains dormant but consideration is being given to utilizing it for the development projects to be undertaken with UCG.

The company is presently working on diversifying into the financial services business. The acquisition of viable businesses in other sectors should suitable ventures be identified is also an option being considered. In brief, the long term master plan is to grow Empyrean into a diversified holding company that will enhance shareholder value greatly.

Liquidity

During the next 12 months, the company will need significant working capital to fund its current plans to participate in real estate development projects with UCG and to make other acquisitions as and when suitable opportunities arise.

As a close working relationship has been established with the company's financial consultants, Falcon Financial Consulting, financing procedures are expected to be move more rapidly from now on.

Item 3. Controls and Procedures

As of March 31, 2006, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures were effective.

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

Item 5. Other Information - None.

Item 6. Exhibits and Reports on Form 8-K.

Exhibit No.     Document                                                 Location

3(i)            Articles of Incorporation                                Previously Filed

3(ii)           Bylaws                                                   Previously filed

31              Certification                                            Included

32              Certification                                            Included

_____________________________________________________________________________________________

Reports on Form 8-K.

No filing of any Form 8-K report was done during the first quarter.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPYREAN HOLDINGS, INC.

/s/ Robert L. Lee____________________ May 15, 2006

Robert L. Lee, President and Director Date