Form 10QSB/A
period 2006-03-31
EMPYREAN HOLDINGS, INC
filed 2006-05-15
CIK 1076886

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

Issuers telephone number: (713) 243 8731

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

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the three-month period ended March 31, 2006, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

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