Form 10QSB
period 2006-06-30
EMPYREAN HOLDINGS, INC
filed 2006-08-14
CIK 1076886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One) [X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended __June 30, 2006_
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes (X) No (  )

As of June 30, 2006, there were 7,835,528* shares of common stock issued and outstanding

Note: * Does not include 22,501 shares "on hold" and awaiting return from third party

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

EMPYREAN HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
As of June 30, 2006 and December 31, 2005
(Unaudited)

ASSETS	June 30, 2006	December 31, 2005
Current Assets		
Cash	$ 6,297	$ 140
Deposits	525	525
Total Current Assets	6,822	665
Real Estate Investment Property, net	253,666	-
Total Assets	$ 260,488	$ 665
LIABILITIES AND STOCKHOLDERS' DEFICIT		
LIABILITIES		
Current Liabilities		
Accounts payable	$ 7,257	$ 32,370
Notes payable - related party	182,649	181,372
Total Current Liabilities	189,906	213,742
Long Term Liabilities		
Note payable - related party	-	219,163
Total Liabilities	189,906	432,905
Commitments and Contingencies		
STOCKHOLDERS' EQUITY (DEFICIT)		
Preferred stock, $.001 par, 200,000,000 shares authorized, 11,000,000 and 10,000,000 shares issued and outstanding, respectively	11,000	10,000
Common stock, $.001 par, 1,000,000,000 shares authorized, 7,858,039 and 7,474,899 shares issued and outstanding, respectively	7,858	7,475
Paid in capital	779,441	165,063
Deficit accumulated during the development stage	(727,717)	(614,778)
Total Stockholders' Equity (Deficit)	70,582	(432,240)
Total Liabilities & Stockholders' Equity (Deficit)	$ 260,488	$ 665

EMPYREAN HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Empyrean Holdings, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Empyrean's audited 2005 year end financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period have been reflected herein. The results of operations for interim periods are, however, not necessarily indicative of the results to be expected for the full year.

Use of Estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statements of income and expenses. Actual results could differ from those estimates.

NOTE 2 - SHARE-BASED COMPENSATION

On January 1, 2006, Empyrean adopted SFAS No. 123 (R), "Share-Based Payment." SFAS 123(R) replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. Empyrean adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The consolidated financial statements as of and for the quarter ended June 30, 2006 reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Since Empyrean has not granted options during the quarter ended June 30, 2006 or during any period prior to January 1, 2006, the adoption of SFAS 123(R) had no impact.

NOTE 3 - EQUITY

On June 2, 2006 10,000,000 (200,000 on a split adjusted basis) restricted shares were issued to William Melchiori as a signing bonus for him to serve as Director and Chief Financial Officer of Empyrean Holdings, Inc. He will also serve as President and Director of Empyrean's wholly owned subsidiary, Empyrean Financial Services, Inc. and also as a Director of Empyrean's recently formed wholly owned subsidiary, Empyrean Properties, Inc.

On June 30, 2006, four townhomes valued at $772,000 were contributed and $226,334 in debt was cancelled by Hesperia Advisors Limited in exchange for 1,000,000 convertible preferred shares.  These shares are convertible in exchange for 1,000,000 convertible preferred shares.  These shares are convertible any time by the holder for 4,000,000 post-split (see Note 4) common shares.

NOTE 4 REVERSE STOCK SPLIT

A 1:50 (one to fifty) reverse split of Empyrean's common shares was implemented on June 26, 2006, resulting in 7,858,039 outstanding common shares.  All share and per share information has been retroactively restated in the consolidated financial statements to reflect the reverse split.

Also, Empyrean's symbol was changed to EMPY

Item 2. Management's Plan of Operation.

Our principal activities are presently concentrated on implementing our newly formulated corporate development plan. Our initial two phases which entailed the finalization of the Addendum to the Stock purchase agreement of April 8, 2005 with Hesperia Advisors Limited were completed in a timely manner and the details are provided below:

The Addendum to the Stock purchase agreement of April 8, 2005 was finalized with Hesperia Advisors Limited on June 30, 2006.

The terms of the Addendum are twofold:

  To make amends for the loss of the Key West condominium in December last year an unencumbered town home with an appraised value of $211,000 will be transferred to Empyrean's wholly owned subsidiary, Empyrean Properties, Inc. Furthermore, Hesperia will fully forgive the Note of $219,163 that remains outstanding in Empyrean's books, and

  As provided in Phase II of the Stock purchase agreement of April 8, 2005 Hesperia will also transfer another three unencumbered town homes with a total appraised value of $561,000 to Empyrean Properties, Inc and accept 1,000,000 of Empyrean's convertible preferred shares as full payment.

All these four town homes were deeded to our new subsidiary Empyrean Properties, Inc before the close of business on June 30, 2006 and the 1,000,000 preferred shares have been issued to Hesperia.

The master plan for moving the business ahead for the long term is under review and work on obtaining financing through an SB2 registration for $5 million initially has commenced. After a detailed review, a firm decision has been taken to avoid using PIPES financing as besides being expensive it will severely dilute the company's shares. Share dilution in turn will have a negative effect on the long term interests of present and future shareholders. This is contrary to Empyrean's mission statement of expeditiously developing into an exemplary holding company that will provide shareholders with competitive returns for their investments. As the company has yet to have a track record of revenue-producing operations however, there is no operating history upon which to base any assumption that the company will be able to achieve its business objectives.

With the completion of the first two Phases of the company's corporate development plan, our total stockholders' equity has been enhanced by nearly $1,000,000. Discussions have commenced with our affiliate, United Construction Group (UCG) for our subsidiary, Empyrean Properties, Inc, to participate in several development projects. Being an experienced national development and construction company UCG will also act as our real property consultant and provide expert advice for any other real estate projects or businesses that we may consider undertaking in the future.

Diversification into the financial services business has been implemented with the activation of Empyrean Financial Services, Inc. and the acquisition of viable businesses in other sectors, should suitable ventures be identified, remains an option that is being given due attention.

Liquidity

During the next 12 months, we will need significant working capital to fund our current plans to participate in real estate development projects with UCG and to make other acquisitions as appropriate.

It is our intention to start the financing process with an initial SB2 registration to raise $5 million and work has just commenced. The use of Investment bankers and qualified underwriters for the offering is also under review.

Item 3. Controls and Procedures

As of June 30, 2006, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of our chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that our disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded.  This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness.  During the three-month period ended June 30, 2006, there were no significant changes to this system of internal controls or in other factors that could significantly affect these controls.

PART II -- OTHER INFORMATION

Item 5. Other Information -

Capitalization Structure.

1. The Board of Directors at a special meeting held in Houston, TX on June 16, 2006 unanimously approved that it is in the best interests of the company in order to assist in financing and corporate governance to implement a 1 to 50 (one new share for fifty old shares) reverse split of the company's common stock as soon as practicable.

2. It is recorded that the reverse split took effect at the close of business on June 26, 2006 and from the next day Empyrean's trading symbol was changed to EMPY. After the reverse split the company's issued and outstanding new common shares stood at 7,835,538 excluding the 22,501 of new shares awaiting return from a third party.

Item 6. Exhibits and Reports on Form 8-K.

Exhibit No. Document Location

3(i) Articles of Incorporation Previously Filed

3(ii) Bylaws Previously filed

31 Certification Included

32 Certification Included

_______________________________________________________________________

Reports on Form 8-K.

A Form 8-K filing was done on June 1, 2006 to report the appointment of William Melchiori as Chief Financial Officer and a member of the Board of Directors. He will also serve as President of the company's wholly owned subsidiary, Empyrean Financial Services, Inc. and will be active in obtaining Clients for this subsidiary.

On July 11, 2006 another Form 8-K filing was done to report the finalization of the Addendum to the Stock purchase agreement of April 8, 2005 between the company and Hesperia Advisors Limited. The terms of the Addendum allowed for Hesperia to make amends for the loss of the Key West condo in December 2005 by transferring an unencumbered town home with an appraised value $211,000 to the company's wholly owned subsidiary, Empyrean Properties, Inc.

Hesperia also fully forgave Empyrean the Note of $219,163 outstanding in its books and for the payment of 1,000,000 convertible preferred shares, transferred another three town homes with clear titles and a total appraised value of $561,000 to Empyrean Properties, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPYREAN HOLDINGS, INC.

/s/ Robert L. Lee

Robert L. Lee,

President and Director                     Date: August 14, 2006