Form 10QSB/A
period 2006-06-30
EMPYREAN HOLDINGS, INC
filed 2006-08-16
CIK 1076886

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

The Addendum to the Stock purchase agreement of April 8, 2005 was finalized with Hesperia Advisors Limited on June 30, 2006.

The terms of the Addendum are twofold:

  To make amends for the loss of the Key West condominium in December last year an unencumbered town home with an appraised value of $211,000 will be transferred to Empyrean's wholly owned subsidiary, Empyrean Properties, Inc. Furthermore, Hesperia will fully forgive the Note of $226,334 that remains outstanding in Empyrean's books, and

  As provided in Phase II of the Stock purchase agreement of April 8, 2005 Hesperia will also transfer another three unencumbered town homes with a total appraised value of $561,000 to Empyrean Properties, Inc and accept 1,000,000 of Empyrean's convertible preferred shares as full payment.

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

With the completion of the first two Phases of the company's corporate development plan, our total stockholders' equity has been enhanced by nearly $500,000. Discussions have commenced with our affiliate, United Construction Group (UCG) for our subsidiary, Empyrean Properties, Inc, to participate in several development projects. Being an experienced national development and construction company UCG will also act as our real property consultant and provide expert advice for any other real estate projects or businesses that we may consider undertaking in the future.

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

Item 3. Controls and Procedures

As of June 30, 2006, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of our chief executive officer and chief financial officer.  Based on and as of the date of such evaluation, the aforementioned officers have concluded that our disclosure controls and procedures are not effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended, because of adjustments required by our independent auditors, primarily in the area of stockholders equity transactions. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(F) and 15d-15(f) under the 1934 Act) during the period ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Hesperia also fully forgave Empyrean the Note of $226,334 outstanding in its books and for the payment of 1,000,000 convertible preferred shares, transferred another three town homes with clear titles and a total appraised value of $561,000 to Empyrean Properties, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPYREAN HOLDINGS, INC.

/s/ Robert L. Lee

Robert L. Lee,

President and Director                     Date: August 14, 2006