Form 10QSB/A
period 2006-06-30
EMPYREAN HOLDINGS, INC
filed 2006-10-10
CIK 1076886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

2nd Amendment to

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

Check whether the issuer

(1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12months(or for such shorter period that the registrant was required to file such reports)and

(2) has been subject to such filing requirements for the past 90 days (X) Yes ( ) No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes (__) No (X)

As of June 30, 2006, there were 7,835,538* shares of common stock issued and outstanding

Note: * Does not include 22,501 shares "on hold" and awaiting return from third party

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

EXPLANATORY NOTE

As previously disclosed on our Current Report on Form 8-K filed on October 6, 2006, we concluded that our previously issued financial statements as of and for the six months ended June 30, 2006, as included in in our Quarterly Report on Form 10-QSB and Amendment No. 1 thereto as filed on August 14, 2006 and August 16, 2006, respectively (the "Q2 10-QSB"), should be restated to properly account for certain real estate assets contributed to the company by a majority shareholder. The misstatement had the effect of understating the Company's real estate investment property account and additional paid-in capital account by $518,334. See Note 5 to the financial statements for additional discussion of the restatement. This Amendment No. 2 to our Q2 10-QSB is being filed to amend and restate Items 1 and 2 of Part I. In accordance with Rule 12b-15 under the Securities Act of 1934, each of the foregoing items has been amended or restated, in its entirety, and no attempt has been made to modify or update any other items or other disclosures presented except as required to reflect the effects of the restatement.

EMPYREAN HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

As of June 30, 2006 and December 31, 2005

(Unaudited)

EMPYREAN HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF INCOME & EXPENSES

Three and Six Months Ended June 30, 2006 and 2005

Period from December 30, 2004 (Inception) through June 30, 2006

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	Inception Through
	June 30, 2006 (restated)	June 30, 2005	June 30, 2006 (restated)	June 30, 2005	June 30, 2006 (restated)
INCOME
Rental income from condo	$-	$-	$6,714	$-	$6,714

EXPENSES
General & administrative	89,529	203,745	105,343	204,745	369,163
Depreciation expense	-	8,182	-	8,182	21,232
Interest expense	6,938	14,950	14,310	18,413	74,203
Cost of recapitalization	-	-	-	-	115,479
Loss on abandonment of investment property	-	-	-	-	154,354

Total expenses	96,467	226,877	119,653	231,340	734,431

Net loss	$(96,467)	$(226,877)	$(112,939)	$(231,340)	$(727,717)

Basic and diluted net loss per
common share	$(0.01)	$(0.04)	$(0.01)	$(0.06)

Weighted average common shares outstanding	7,696,437	6,199,918	7,620,810	3,742,629

EMPYREAN HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2006 and 2005

Period from December 30, 2004 (Inception) through June 30, 2006

(Unaudited)

	Six Months Ended		Inception Through
	June 30, 2006 (restated)	June 30, 2005	June 30, 2006 (restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(112,939)	$(231,340)	$(727,717)
Adjustments to reconcile net loss to
cash used in operating activities:
Stock issued for services	63,000	180,000	243,000
Cost of recapitalization	-	-	115,479
Loss on abandoned investment property	-	-	154,354
Depreciation	-	8,182	21,232

Changes in:
Other assets	-	(525)	(525)
Accounts payable and notes	(25,111)	43,386	116,729

NET CASH USED IN OPERATING ACTIVITIES	(75,050)	(297)	(77,448)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on related party debt	(3,600)	-	(3,600)
Proceeds from related party debt	84,807	-	84,807
Proceeds from issuance of common stock	-	2,538	2,538

NET CASH PROVIDED BY FINANCING
ACTIVITIES	81,207	2,538	83,745

NET CHANGE IN CASH	6,157	2,241	6,297
Cash balance, beginning of period	140	-	-
Cash balance, end of period	$6,297	$2,241	$6,297

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued to settle related party debt	$72,759	$-	$72,759
Shares issued for property	$772,000	$-	$772,000
Forgiveness of Related Party Debt	$226,334	$-	$226,334

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

NOTE 3 - EQUITY

On June 2, 2006, 10,000,000 (200,000 on a split adjusted basis) restricted shares were issued to William Melchiori as a signing bonus for him to serve as Director and Chief Financial Officer of Empyrean Holdings, Inc. He will also serve as President and Director of Empyrean's wholly owned subsidiary, Empyrean Financial Services, Inc. and also as a Director of Empyrean's recently formed wholly owned subsidiary, Empyrean Properties, Inc.

On June 30, 2006, four townhomes valued at $772,000 were contributed and $226,334 in debt was canceled by Hesperia Advisors Limited in exchange for 1,000,000 convertible preferred shares. These shares are convertible any time by the holder for 4,000,000 post-split (see Note 4) common shares.

NOTE 4 - REVERSE STOCK SPLIT

A 1:50 (one to fifty) reverse split of Empyrean's common shares was implemented on June 26, 2006, resulting in 7,858,039 total outstanding common shares. All share and per share information has been retroactively restated in the consolidated financial statements to reflect the reverse stock split.

Also, Empyrean's trading symbol was changed to EMPY.

NOTE 5 - RESTATEMENT

On October 4, 2006, we concluded that we should restate our interim financial statements as of June 30, 2006, for the three and six-month periods ended June 30, 2006, and for the period from December 30, 2004 (inception) through June 30, 2006 to correct a misstatement relating to our investment in real estate investment property. We should have reported the carrying value of the four townhomes contributed by Hesperia Advisors Limited, a majority shareholder, to be equal to $772,000 which was Hesperia Advisors Limited's basis in the four townhomes on the date of the contribution. As a result of the restatement, we have increased the carrying amount of real estate investment property and paid-in capital by $518,334. The restatement did not have an affect on any of the other previously reported amounts.

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

The Addendum to the Stock purchase agreement of April 8, 2005 was finalized with Hesperia Advisors Limited on June 30, 2006.

The terms of the Addendum are twofold:

(a) To make amends for the loss of the Key West condominium in December last year an unencumbered town home with an appraised value of $211,000 will be transferred to Empyrean's wholly owned subsidiary, Empyrean Properties, Inc. Furthermore, Hesperia fully forgave the Note of $226,334 and

(b) As provided in Phase II of the Stock purchase agreement of April 8, 2005.  Hesperia transferred another three unencumbered town homes with a total appraised value of $561,000 to Empyrean Properties, Inc and accepted 1,000,000 of Empyrean's convertible preferred shares as full payment.

All these four town homes were deeded to our new subsidiary Empyrean Properties, Inc before the close of business on June 30, 2006 and the 1,000,000 preferred shares have been issued to Hesperia.

The master plan for moving the business ahead for the long term is under review and work on obtaining financing through an SB2 registration for $5.00 million initially has commenced. After a detailed review, a firm decision has been taken to avoid using PIPES financing as besides being expensive it will severely dilute the company's shares. Share dilution in turn will have a negative effect on the long term interests of present and future shareholders. This is contrary to Empyrean's mission statement of expeditiously developing into an exemplary holding company that will provide shareholders with competitive returns for their investments. As the company has yet to have a track record of revenue-producing operations however, there is no operating history upon which to base any assumption that the company will be able to achieve its business objectives.

With the completion of the first two Phases of our corporate development plan, our total stockholders' equity has been enhanced by nearly $1,000,000. Discussions have commenced with our affiliate, United Construction Group (UCG) for our subsidiary, Empyrean Properties, Inc., to participate in several development projects. Being an experienced national development and construction company, UCG will also act as our real property consultant and provide expert advice for any other real estate projects or businesses that we may consider undertaking in the future.

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

EMPYREAN HOLDINGS, INC.

/s/ Robert L. Lee

Robert L. Lee,

President and Director                                 Date: October 10, 2006