Form 10QSB/A
period 2006-09-30
EMPYREAN HOLDINGS, INC
filed 2006-11-09
CIK 1076886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One) [X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended __September 30, 2006_
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

As of September 30, 2006, there were 7,835,565 * shares of common stock issued and outstanding

Note: * Does not include 22,501 shares "on hold" and awaiting return from third party

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X]

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

Following are the unaudited financial statements for the period ended September 30, 2006.

EMPYREAN HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

As of September 30, 2006 and December 31, 2005

(unaudited)

See accompanying summary of accounting policies

and notes to financial statements.

EMPYREAN HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF INCOME & EXPENSES

Three and Nine Months Ended September 30, 2006 and 2005 and the

Period from December 30, 2004 (Inception) through September 30, 2006

(unaudited)

See accompanying summary of accounting policies

and notes to financial statements

EMPYREAN HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2006 and 2005 and the

Period from December 30, 2004 (Inception) through September 30, 2006

(unaudited)

See accompanying summary of accounting policies and notes

to financial statements

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

NOTE 2 - SHARE-BASED COMPENSATION

On January 1, 2006, Empyrean adopted SFAS No. 123 (R), "Share-Based Payment." SFAS 123(R) replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. Empyrean adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The consolidated financial statements as of and for the quarter ended September 30, 2006 reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Since Empyrean has not granted options during the quarter ended September 30, 2006 or during any period prior to January 1, 2006, the adoption of SFAS 123(R) had no impact.

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

On June 30, 2006, four town homes valued at $772,000 were contributed and $226,334 in debt was canceled by Hesperia Advisors Limited in exchange for 1,000,000 convertible preferred shares. These shares are convertible any time by the holder for 4,000,000 post-split (see Note 5) common shares. As it is Empyrean's intent to sell these town homes to generate cash flow, they have been designated as "held-for-sale." Therefore they will be carried at the lower of cost or fair value (net of expected sales costs) during the holding period and will not be depreciated.

NOTE 4 - SALE OF PROPERTY AND RELATED PARTY DEBT REDUCTION

One of the four town homes acquired on June 30, 2006 was sold for a net loss of $18,631. The net cash amount of $168,368 was received on September 22, 2006. Out of the funds received, $160,000 was paid to Independent Management Resources, LLC to reduce Empyrean's debt with this company.

NOTE 5 - REVERSE STOCK SPLIT - ROUNDING UP OF SHARES

A 50:1 (fifty-to-one) reverse split of Empyrean's common shares was implemented on June 26, 2006, resulting in 7,858,039 total outstanding common shares. Though no common shares were issued during the three months ended September 30, 2006, the rounding up of fractional shares owned by beneficial shareholders to the next higher share number (as provided for in the terms of the 50:1 reverse split of Empyrean's common shares implemented on June 26, 2006) has increased the total outstanding common shares of the company by 27 shares to 7,858,066 shares. All share and per share information has been retroactively restated in the consolidated financial statements to reflect the reverse stock split.

Item 2. Management's Plan of Operation.

Our principal activities remain concentrated on implementing our corporate development plan. The first two stages that were completed by June 30, 2006 and resulted in our stockholders' equity being enhanced by nearly $1.00 million.

The total appraised value of the four town homes owned by the company's wholly owned subsidiary, Empyrean Properties, Inc., in the fast expanding town of Kewaskum, Wisconsin was $772,000. However, during the third quarter, one unit was sold for a net loss of $18,631 and from the $168,368 net proceeds received, $160,000 was used to reduce the company's related party debt.

The remaining unencumbered town homes have a total appraised value of $585,000 and may be sold or leveraged to obtain funds for business acquisitions should suitable opportunities become available. The leasing of these town homes to generate income is also another option being considered. As the company has yet to have a track record of revenue-producing operations however, there is no operating history upon which to base any assumption that the company will be able to achieve its business objectives.

Discussions are in progress with our affiliate and real property consultant, United Construction Group (UCG) (www.gounited.com) for our subsidiary, Empyrean Properties, Inc., to participate in several development projects. The first project has been identified as the $30 million residential development being undertaken by UCG in Santa Barbra, California. An SB-2 registration statement to raise $5 million is under preparation and part of the funds to be raised will be invested in this upscale residential development. The salubrious location of this project has been referred to as "the playground of the rich and famous".

The company's other subsidiary, Empyrean Financial Services, Inc. is close to finalizing agreements to provide financial accounting and consulting services to six clients and more are expected to be obtained in the near future. The revenues to be obtained from these clients is expected to make the company self sustaining by the end of the year and the projected total revenues anticipated for 2007 is not less than $400,000.

Liquidity

During the next 12 months, we will need significant working capital to fund our current plans to participate in real estate development projects with UCG and to make other acquisitions as appropriate.

A start on the financing process with be made the SB-2 registration to raise $5 million as mentioned in an earlier section and it is the intention to utilize well known investment bankers and/or qualified underwriters to assist in the financing process.

Item 3. Controls and Procedures

As of September 30, 2006, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of our chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(F) and 15d-15(f) under the 1934 Act) during the period ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 5. Other Information -

Capitalization

2. It is recorded that though no common shares have been issued since the Q2 10QSB for the period ended June 30, 2006 was filed, the company's issued and outstanding common shares has increased by 27 shares to 7,835,565 (excluding the 22,501 shares awaiting return from a third party). This is due to the rounding up of shares of beneficial shareholders to the next highest number as allowed for in the terms of the 1 to 50 reverse split that took effect at the close of business on June 26, 2006.

Item 6. Exhibits

Exhibit No.                 Document Location

3(i)                        Articles of Incorporation Previously Filed

3(ii)                       Bylaws Previously filed

31                          Certification Included

32                          Certification Included

_______________________________________________________________________

Note:

The 2nd Amendment to the company's Q2 10-KSB which contained the restated financial statements was filed on October 10, 2006

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPYREAN HOLDINGS, INC.

/s/ Robert L. Lee

Robert L. Lee,

President and Director Date: November 9, 2006