Form 10KSB
period 2006-12-31
EMPYREAN HOLDINGS, INC
filed 2007-03-29
CIK 1076886

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

Revenues for the fiscal year ended December 31, 2006 were: $6,714

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of March 15, 2007: $156,568

Number of shares of Common Stock, $0.001 par value per share, of the registrant outstanding as of December 31, 2006: * 9,858,066

Note:

* Inclusive of 22,501 shares "on hold" and awaiting return by a third party.

Number of shares of Preferred Stock of the registrant outstanding as of December 31, 2006: 11,000,000

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

PART I.

ITEM 1. DESCRIPTION OF BUSINESS

(a) Business Development and Objectives

Empyrean Holdings, Inc., a Nevada corporation (the "Company" or "Empyrean"), was originally organized on April 30, 1998 as Fuji International, Inc.; the name was changed on December 28, 1998 to Direction Technologies, Inc. In March of 2001, Direction Technologies, Inc. merged with Empyrean Communications, Inc., and the name was changed to Empyrean Communications, Inc.

Following approval obtained at the Special shareholders' meeting held on January 5, 2005, the Company's name was changed to Empyrean Holdings, Inc. effective January 25, 2005. The new name was adopted to more accurately reflect the Company's revised business plan to develop and expand as a holding company.

The uncompleted section of the Stock purchase agreement of April 8, 2005 between Empyrean and Hesperia Advisors Limited was finalized between the two parties in an Addendum included to this agreement on June 30, 2006.

The terms of the Addendum were favorable to Empyrean and are summarized below:

(a) To compensate for the loss of the Key West condominium in December 2005 an unencumbered town home with an appraised value of $211,000 was transferred to Empyrean's wholly owned subsidiary, Empyrean Properties, Inc. Furthermore, Hesperia fully forgave the Note of $226,334 and

(b) As provided in Phase II of the Stock purchase agreement of April 8, 2005.  Hesperia transferred another three unencumbered town homes with a total appraised value of $561,000 to Empyrean Properties, Inc and accepted 1,000,000 of Empyrean's convertible preferred shares as full payment.

All these four town homes were deeded to Empyrean Properties, Inc. on June 30, 2006, and the 1,000,000 convertible preferred shares were issued to Hesperia. With the acquisition of these four town homes valued at $772,000 and the $226,334 in debt cancellation made by Hesperia Advisors Limited, the Company's financial situation was significantly enhanced. At the conclusion of these transactions, Empyrean ceased being designated a "shell company," and notification was made to the Securities and Exchange Commission.

The Company's mission is to continue to develop Empyrean through selective diversification and acquisitions into a profitable multi-based holding company that will provide competitive return on investments for its shareholders and investors.

Over the last year, the Company has established three wholly owned subsidiaries, Empyrean Properties, Inc., Empyrean Financial Services, Inc. and Empyrean Staffing, Inc. to serve as vehicles for the implementation of its corporate objectives. Empyrean Financial Services is attempting to finalize agreements to provide accounting and financial consulting services to three clients.

Empyrean Properties is in negotiations to participate in real estate development projects with an established development company, United Construction Group (UCG). Though there is no guarantee at this stage that such projects can be finalized with UCG, management feels that the chances are encouraging. The Company is working toward being included in the first project, which is expected to be a $30 million residential development in Santa Barbara, CA. That project is expected to commence ground breaking in about 6 months.

The recently formed Empyrean Staffing has commenced preliminary work to establish a professional employee organization (PEO), which is commonly referred to as a staff leasing company. Several clients have already expressed interest in using Empyrean Staffing's services. The final decision as to the feasibility of offering services as a PEO is expected to be made by mid-2007.

The financial, corporate and business office of the Company is located in an executive suite managed by a large national company, Corporate Office Centers, at 11200 Westheimer Rd., Suite 900, Houston Texas 77042. The Company has no full time employees but services for basic office requirements are also provided by Corporate Office Centers.

(b) Business of Issuer.

Presently, Empyrean Holdings, Inc. has no ongoing business operations but its subsidiary, Empyrean Properties, owns two town homes in Kewaskum, WI. The other subsidiary, Empyrean Financial Services, is expected to be revenue producing once the agreements with three clients are finalized. Barring any unforeseen circumstances, the other subsidiary, Empyrean Properties, will be a participant in a residential development project in the near future.

ITEM 2. DESCRIPTION OF PROPERTY

(a) Ownership

As mentioned above, the Company through its wholly owned subsidiary, Empyrean Properties, Inc., owns two town homes in the fast developing town of Kewsakum, WI. The two properties have a carrying value of $386,500 and are being held for sale. It is the intention to utilize the sales proceeds to finance business development and fund-raising activities.

(b) Office lease

The current lease agreement with Corporate Office Centers is for two 160 square foot offices located at 11200 Westheimer Rd., Suite 900, Houston Texas, 77042. The term of the lease is month to month and basic rental is $1,500 per month. Extra costs averaging about $150 per month are incurred for other office services and facilities.

ITEM 3. LEGAL PROCEEDINGS

The condominium located at 12 Coral Way, Key West, FL, and owned by the Company's wholly owned subsidiary, Tradewinds International Corp. (Tradewinds) was lost through foreclosure action taken by the previous owner and mortgagee, Huck Finn LLC on December 20, 2005. The full amount of the debt owed on the property is a debt of Tradewinds. The debt was incurred by Tradewinds prior to the acquisition of Tradewinds stock by the Company and that debt has never been assumed by Empyrean. Management believes that although Tradewinds has no assets with which to pay the debt, that debt is not an obligation of Empyrean. However, in 2005 the Company recognized a loss of $139,000 on abandoned real estate investment. At the time of the completion of this report, management believes that this property has yet to be resold by Huck Finn LLC.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDERS MATTERS.

On March 3, 2000 the Company was approved by the NASD for trading on the OTC Bulletin Board. The trading symbol under the former name, Empyrean Communications, Inc, was EPYR. As required by the name change to Empyrean Holdings Inc. made on January 25, 2005, the Company's symbol was changed to EPYH. Following the implementation of the 1 to 50 (one to fifty) reverse split of the Company's common shares on June 26, 2006, however, the trading symbol was changed once more to EMPY.

At the present time, there are no funds available for the payment of dividends. The Company also does not anticipate paying any dividends in the next twelve months.

The Articles of Incorporation currently authorize the issuance of 1,000,000,000 shares of common stock, with a par value of $0.001. The holders of the Shares: (a) have equal ratable rights to dividends from funds legally available therefore, when, as, and if declared by the Board of Directors of the Company; (b) are entitled to share ratably in all of the assets of the Company available for distribution upon winding up of the affairs of the Company; (c) do not have preemptive subscription or conversion rights and there are no redemption or sinking fund applicable thereto; and (d) are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of shareholders. These securities do not have any of the following rights: (a) cumulative or special voting rights; (b) preemptive rights to purchase in new issues of Shares; (c) preference as to dividends or interest; (d) preference upon liquidation; or (e) any other special rights or preferences. In addition, the Shares are not convertible into any other security. There are no restrictions on dividends under any loan other financing arrangements or otherwise. See a copy of the Articles of Incorporation, and an amendment thereto, and Bylaws of the Company, attached as Exhibit 3.1, Exhibit 3.2, and Exhibit 3.3, respectively, to this Form 10-SB/A. As of December 31, 2006, the Company had 9,858,066 shares (inclusive of 22,501 shares 'on hold' and awaiting return by a third party) of common stock outstanding.

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

Share Purchase Warrants

At December 31, 2006, no share purchase warrants were outstanding.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

During 2006, the Company obtained net cash flows from investing activities totaling $230,023 from the proceeds of the sale of two town homes in Kewaskum, WI. Additional cash flow from the sale of the Company's two remaining town homes is expected for 2007.

After allowing for the expected cash flows discussed above, the Company will still require significant working capital for the next 12 months. An updated Business Plan is being prepared for the Company to raise funds through a private placement or the sale of shares through public registration. Management believes that its working capital requirements for 2007 will be approximately $5,000,000 for general overhead and investment in real estate development projects.

The average high and low prices of the Company's stock by quarters are given below:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

High	0.009	0.0067	0.165	0.047

Low	0.0065	0.0056	0.123	0.043

ITEM 7. FINANCIAL STATEMENTS

Included herewith are the following financial statements:

Audited Financial Statements for the Year Ended December 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Empyrean Holdings, Inc.

(A Development Stage Company)

Houston, Texas

We have audited the accompanying consolidated balance sheet of Empyrean Holdings, Inc. ("Empyrean") as of December 31, 2006, and the related consolidated statements of income and expenses, cash flows and changes in stockholders' equity for the two year period then ended and for the period from December 30, 2004 (Inception) through December 31, 2006. These consolidated financial statements are the responsibility of Empyrean's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Empyrean, as of December 31, 2006, and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Empyrean will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Empyrean has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone & Bailey, PC

Malone & Bailey, PC

www.malone-bailey.com

Houston, Texas

March 12, 2007

EMPYREAN HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

December 31, 2006

ASSETS

Current Assets

  Cash                                                      $   35,443

  Note receivable                                              100,000

  Deposits                                                         525

                                                            -----------

      Total Current Assets                                     135,968

Real Estate Investment Property, net of impairments            386,500

                                                            -----------

      Total Assets                                          $  522,468

                                                            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current Liabilities

  Accounts payable                                         $   15,264

  Note payable - related party                                 16,275

                                                            -----------

       Total Current Liabilities                               31,539

                                                            ----------

Commitments and Contingencies                                       -

STOCKHOLDERS' EQUITY

  Preferred stock, $.001 par, 200,000,000 shares

    authorized, 11,000,000 shares issued

    and outstanding                                            11,000

  Common stock, $.001 par, 1,000,000,000 shares

     authorized,   9,858,066 shares issued

     and outstanding                                            9,858

  Paid in capital                                           1,415,774

  Deficit accumulated during the development stage           (945,703)

                                                     -----------

     Total Stockholders' Equity                               490,929

                                                           -----------

       Total Liabilities and Stockholders' Equity         $   522,468

                                                           ===========

See accompanying summary of accounting policies

and notes to financial statements.

EMPYREAN HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF INCOME & EXPENSES

Years Ended December 31, 2006 and 2005 and the

Period from December 30, 2004 (Inception) through December 31, 2006

Inception

                      Inception

                                                Year Ended     Year Ended      Through

                                               December 31,    December 31,  December 31

                                                   2006             2005          2006

                                               ------------    ------------  ------------

INCOME

Rental income                                 $    6,714       $       -    $    6,714

                                              ------------     ------------  ------------

      Total Income                                 6,714                -         6,714

EXPENSES

General & administrative                         263,631          263,745       527,451

Depreciation expense                                   -           21,232        21,232

Interest expense                                  18,533           59,893        78,426

Cost of recapitalization                               -          115,479       115,479

Write down of property to fair value              11,500                -        11,500

Loss on abandonment of investment property             -          154,354       154,354

Loss on sale of property                          43,975                -        43,975

                                              ------------     ------------  ------------

       Total Expenses                            337,639           614,703       952,417

                                              ------------     ------------  ------------

  NET LOSS                                   $  (330,925)     $  (614,703)  $  (945,703)

                                              ============    =============  ============

Basic and diluted loss per share             $    (0.04)       $    (0.09)

Weighted average common

   shares outstanding                          7,713,392        6,701,708

See accompanying summary of accounting policies

and notes to financial statements.

EMPYREAN HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2006 and 2005 and the

Period from December 30, 2004 (Inception) through December 31, 2006

                                                                        Inception

                                           Year Ended     Year Ended       Through

                                          December 31,   December 31,    December 31,

                                             2006           2005            2006

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                               $ (330,925)    $ (614,703)      $ (945,703)

  Adjustments to reconcile net loss

     to cash used in operating activities:

  Stock issued for services                  63,000        180,000         243,000

  Stock based compensation                  120,000              -         120,000

  Cost of recapitalization                       -         115,479         115,479

  Loss on sale of property                   43,977              -          43,977

  Write down of property to fair value       11,500              -          11,500

  Loss on abandoned investment property          -         154,354         154,354

  Depreciation                                   -          21,232          21,232

  Changes in:

    Other assets                                 -           (525)           (525)

    Accounts Payable                        (17,106)       141,765         124,734

                                         ------------   -----------      ----------

NET CASH USED IN OPERATING ACTIVITIES      (109,554)        (2,398)       (111,952)

                                         ------------   -----------      ----------

CASH FLOW FROM INVESTING ACTIVITIES

Proceeds from sale of real estate           330,023             -          330,023

Issuance of note receivable                (100,000)            -         (100,000)

                                         ------------   -----------      ----------

NET CASH PROVIDED BY INVESTING ACTIVITIES    230,023             -          230,023

                                         ------------   -----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Payments on related party debt           (182,585)             -        (182,585)

  Proceeds from related party debt           97,419              -          97,419

  Proceeds from issuance of common stock         -           2,538           2,538

                                         ------------   -----------      ----------

NET CASH (USED IN)PROVIDED BY

  FINANCING ACTIVITIES                     (85,166)          2,538         (82,628)

                                         -----------    -----------      ----------

NET CHANGE IN CASH                           35,303            140          35,443

  Cash balance, beginning                       140              -               -

                                         ------------   -----------      ----------

Cash balance, ending                     $   35,443       $    140        $ 35,443

                                         ===========     ===========     ===========

SUPPLEMENTAL DISCLOSURES:

   Cash paid for interest                $   10,914       $     -         $ 10,914

   Cash paid for income taxes            $       -        $     -         $      -

NON-CASH INVESTING AND FINANCING ACTIVITIES:

   Shares issued to settle related

      party debt                         $   72,759       $     -         $  72,759

   Shares issued for property            $  772,000       $     -         $ 772,000

   Forgiveness of related party debt     $  226,334       $     -         $ 226,334

See accompanying summary of accounting policies and notes

to financial statement

EMPYREAN HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

Period from December 30, 2004 (Inception)

Through December 31, 2006

                                          Preferred                  Common

                                     Shares      Amount        Shares      Amount

                                    ---------   ---------     ---------   ---------

Stock issued for:

       - cash                             -    $       -                -  $       -

       - 25% stock dividend

          declared In July 2005           -            -       50,000,000      50,000

       - reverse acquisition              -            -      200,000,000     200,000

       - reverse split declared

         June 26, 2006                    -            -     (245,000,000)   (245,000)

Net Loss                                  -            -                -          -

                                    ----------- -----------   ------------  ----------

Balances, December 31, 2004               -            -        5,000,000       5,000

Stock issued for:

-        25% stock dividend

Declared in July 2005            -            -        24,978,988     24,979

      - reverse acquisition         10,000,000      10,000      68,765,951     68,766

      - services                          -            -        30,000,000     30,000

      - reverse split declared

        June 26, 2006                     -            -      (121,269,873)  (121,270)

Net Loss                                  -            -                -          -

                                    ----------- -----------    ------------ ----------

Balances, December 31, 2005         10,000,000      10,000       7,475,066      7,475

Stock issued for:

      - debt                               -            -          150,000        150

      - services                           -            -        2,233,000      2,233

      - property                     1,000,000       1,000              -           -

Debt forgiveness                           -            -               -           -

Net Loss                                   -            -                -          -

                                    ----------- -----------    ------------ ----------

Balances, December 31, 2006         11,000,000  $   11,000       9,858,066  $   9,858

                                    =========== ===========    ============ ==========

                                                   Deficit

                                                 Accumulated

                                                  During the

                                     Paid in     Development

                                     Capital        Stage          Totals

                                    -----------  ------------   ------------

Stock issued for:

      - cash                       $       -       $       -    $         -

      - 25% stock dividend

        declared in July 2005          (50,000)            -              -

      - reverse acquisition           (200,000)            -              -

      - reverse split declared

        June 26, 2006                  245,000             -              -

Net Loss                                   -             (75)           (75)

                                     ----------  ------------   ------------

Balances, December 31, 2004             (5,000)          (75)           (75)

Stock issued for:

-        25% stock dividend

Declared in July 2005         (24,979)            -              -

      - reverse acquisition            (76,228)            -           2,538

      - services                       150,000             -         180,000

      - reverse split declared

        June 26, 2006                  121,270             -              -

Net Loss                                   -         (614,703)      (614,703)

                                    -----------   -----------    -----------

Balances, December 31, 2005            165,063       (614,778)      (432,240)

Stock issued for:

      - debt                           303,615             -         303,765

      - services                       176,097             -         178,330

      - property                       252,664             -         253,664

Debt forgiveness                       518,335             -         518,335

Net Loss                                   -         (330,925)      (330,925)

                                     ----------  -------------   -------------

Balances December 31, 2006        $  1,415,774     $ (945,703)   $   490,929

                                    ===========  =============   =============

See accompanying summary of accounting policies and notes

to financial statements.

EMPYREAN HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

Nature of business: Empyrean Holdings, Inc. ("Empyrean") was incorporated in Nevada on December 30, 2004. Empyrean is a development stage entity whose activities to date have included business planning and capital raising activities. Empyrean intends to engage in the real estate investment, staffing and financial consulting business.

Use of Estimates: In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statements of income and expense. Actual results could differ from those estimates.

Principles of Consolidation: The accompanying financial statements include the accounts of Empyrean and it's wholly owned subsidiaries. All significant inter-company balances and transactions with consolidated subsidiaries have been eliminated in consolidation.

Cash and Cash Equivalents: For purposes of the statement of cash flows, Empyrean considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2006.

Revenue Recognition: Revenue is recognized when persuasive evidence of an arrangement exists, service has been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.

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

Share-Based Compensation: On January 1, 2006, Empyrean adopted SFAS No. 123 (R), "Share-Based Payment." SFAS 123(R) replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. Empyrean adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Since Empyrean has not granted options during the year ended December 31, 2006 or during any period prior to January 1, 2006, the adoption of SFAS 123(R) had no impact.

Earnings Per Share: The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2006 and 2005, there were no dilutive securities outstanding.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Empyrean has incurred recurring net losses of $330,925 and $614,703 in 2006 and 2005, respectively, and an accumulated deficit of $945,703 as of December 31, 2006. These conditions raise substantial doubt about Empyrean's ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock as well as seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if Empyrean is unable to continue as a going concern.

NOTE 3 - ABANDONMENT OF REAL ESTATE INVESTMENT PROPERTY

As previously reported in 2005, the Key West condominium was lost through foreclosure action taken by Huck Finn, LLC, the Note holder and mortgagee. As of the date of these financial statements, it is Empyrean's understanding that the Key West Property had not yet been sold by Huck Finn, LLC. In connection with the Key West Property foreclosure, Empyrean has removed both the Key West Property and Senior Secured Note (including related default accruals) from its books and in 2005 recognized a loss on abandoned real estate investment property of $139,095.

Recent appraisals of the Key West Property indicate that it is valued at $510,000. It is therefore management's belief that, once sold, the proceeds realized from the sale of the Key West Property should be sufficient to settle the amount due under the foreclosure judgment. In the event that the proceeds from the ultimate sale are not sufficient to cover the amount due under the foreclosure judgment, Empyrean will be responsible for making up the shortfall.

NOTE 4 - INCOME TAXES

            Deferred tax assets - NOLs                  $ 246,000

            Less: valuation allowance                    (246,000)

                                                         --------

            Net deferred taxes                           $      -

                                                         ========

Empyrean has net operating loss carry-forwards of approximately $702,000 at December 31, 2006, which begin expiring in 2025.

NOTE 5 - EQUITY

On June 2, 2006, 10,000,000 (200,000 on a split adjusted basis) restricted shares valued at $58,000 were issued to William Melchiori as a signing bonus for him to serve as Director and Chief Financial Officer of Empyrean Holdings, Inc. He will also serve as President and Director of Empyrean's wholly owned subsidiary, Empyrean Financial Services, Inc. and also as a Director of Empyrean's recently formed wholly owned subsidiary, Empyrean Properties, Inc.

A 1:50 (one to fifty) reverse split of Empyrean's common shares was implemented on June 26, 2006, resulting in 7,858,039 total outstanding common shares. All share and per share information has been retroactively restated in the consolidated financial statements to reflect the reverse stock split.

On June 30, 2006, four town homes valued at $772,000 were contributed and $226,334 in debt was canceled by Hesperia Advisors Limited in exchange for 1,000,000 convertible preferred shares. These shares are convertible any time by the holder for 4,000,000 post-split shares.

On December 11, 2006, 2,000,000 restricted common shares valued at $120,000 were issued to the two Directors and officers of Empyrean as compensation for the extensive consulting services provided during the year.

NOTE 6 - SALE OF REAL ASSETS AND FUNDS UTILIZATION

One of the four town homes acquired on June 30, 2006 was sold for a net loss of $18,631. The net cash amount of $168,368 was received on September 22, 2006. From the funds received $160,000 was paid to Independent Management Resources, LLC to reduce Empyrean's debt with this company.

One more unit of the three remaining town homes was sold on December 21, 2006 for a net loss of $18,887 when compared to this unit's carrying value of $187,000. The net amount of $168,113 obtained for this sale was received on September 22, 2006. Out of the funds received, $32,000 was paid to Independent Management Resources, LLC to settle fully Empyrean's debt with this company.

In order to obtain some income on the surplus funds being held it was decided to make a short term interest bearing loan of $100,000 to Independent Management Resources, LLC,. The simple interest rate of 8% per annum will be charged for this loan until it is repaid in full.

Due to the fact that the above mentioned properties were sold for less than book value, Empyrean took a charge of $11,500 to write down the remaining two town homes to market value.

NOTE 7 - NOTE PAYABLE - RELATED PARTY

Advances made by Tom Bojadzijev before his termination as a real estate consultant for Empyrean continue to accrue interest at 8% per annum. The amount of this note is $16,275 inclusive of accrued interest through December 31, 2006.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

During the month of October 2005, Empyrean entered into a six-month lease (from November 2005 through April 30, 2006) for its current office space at the rate of $625 per month. In connection with the signing of this lease agreement, Empyrean was required to pay a deposit of $525. For the year ended December 31, 2005, Empyrean recognized $1,250 of rent expense under this agreement. The current lease agreement is month to month and basic rental is $1,500 per month. Extra costs averaging about $150 per month are incurred for other office services and facilities. For the year ended December 31, 2006, Empyrean recognized $17,444 of rent expense under this agreement. As of December 31, 2006, Empyrean had no future minimum lease payments.

1,150,000 shares of stock were issued in 2001 for financing that did not occur. Empyrean has instructed its transfer agent to cancel the shares. Under Nevada law, the shares cannot be formally and unilaterally canceled without court adjudication. The other party has refused to cooperate. These shares have, however, been reduced to only 22,501 after the recent one to fifty reverse split. Though these 22,501 shares are included in the issued and outstanding shares of the Company, mention is made that these 22,501 shares are on hold awaiting return by a third party.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

As of December 31, 2006, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures were effective.

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

During the quarter ended December 31, 2006, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The names, ages, and respective positions of the directors, officers, and significant employees of the Company are set forth below. Mr. Lee has held his positions since March 2001 and there are no other person(s) who can be classified as a promoter or controlling person of the Company. Mr. Melchiori was appointed a Director and CFO of the Company on June 1, 2006

Robert L. Lee, Director, President and CEO, Secretary and Treasurer Age 64.

William Melchiori, Director and CFO Age 57

ITEM 10. EXECUTIVE COMPENSATION.

(a)    No officer or director of Empyrean is receiving any remuneration in the form of salaries and/or allowances at this time. However, common stock was issued as signing bonus and for consulting services during the year. On June 2, 2006, 200,000 restricted shares (on a split adjusted basis) were issued to William Melchiori as signing bonus for him to serve as Director and CFO of the Company.

(b)     On December 11, 2006, 2,000,000 restricted shares were issued to the two Directors and officers of the Company as compensation for the extensive consulting services provided during the year. In the new year, consideration will be given to drawing up a compensation plan with incentives for the two officers and the issuance of shares will be incorporated in this plan.

(c)     There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the corporation or any of its subsidiaries.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The majority shareholder, Hesperia Advisors Limited owns 5,000,000 shares or 50.72 % of the issued and outstanding common shares. Hesperia also 1,000,000 convertible Preferred shares (1 preferred to 4 common) and Aegis Capital Corp owns another 10,000,000 Preferred shares.

As on December 31, 2006, only two other persons or entities own more than 5 % of the Company's shares as shown below:

Robert L. Lee owns 1,214,000 common shares or 12.31 % and William Melchiori owns 1,235,336 common shares or 12.53 % of the issued and outstanding common shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE. INCLUDE LIST OF DIRECTORS, COMMITTEES ON WHICH THEY SERVE AND IF THEY ARE INDEPENDENT DIRECTORS-

Other than as set forth in Item 7, there are no relationships, transactions, or proposed transactions to which the registrant was or is to be a party, in which any of the named persons set forth in Item 404 of Regulation SB had or is to have a direct or indirect material interest.

ITEM 13. EXHIBITS

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Incorporated by Reference
3.2	Bylaws	Incorporated by Reference
31.1 and 31.2	Certifications per Rule 13a-14(a)/15d-14(a)	Included
32.1 and 32.2	Certifications per Section 1350	Included

ITEM14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

1. Audit Fees: Aggregate fees billed for each of the last two (2) fiscal years for professional services rendered by the principal accountant for the audit of the annual financial statements and review of financial statements included on Form 10-QSB:

2005: $29,345

2006: $29,157

2. Audit-Related Fees: Aggregate fees billed in each of the last two (2) fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported previously.

2005: $0

2006: $0

3. Tax Fees: Aggregate fees billed in each of the last two (2) fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

2005: $0

2006: $0

4. All Other Fees: Aggregate fees billed in each of the last two (2) fiscal years for products and services provided by the principal accountant, other than the services previously reported.

2005: $0

2006: $0

5. Audit Committee Pre-Approval Procedures. The Board of Directors has not, to date, appointed an Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPYREAN HOLDINGS, INC.

/s/ Robert L. Lee _

Robert L. Lee, President and CEO

Date: March 28, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert L. Lee
Robert L. Lee, President and CEO
Date: March 28, 2007 /s/ William Melchiori
William Melchiori, CFO
Date: March 28, 2007