Form 10QSB
period 2007-03-31
EMPYREAN HOLDINGS, INC
filed 2007-05-11
CIK 1076886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One) [X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended __March 31, 2007_
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

As of March 31, 2007, there were 9,858,066* shares of common stock issued and outstanding

Note: * Includes 22,501 shares "on hold" and awaiting return from third party

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X]

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

Following are the unaudited financial statements for the period ended March 31, 2007.

EMPYREAN HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

As of March 31, 2007 and December 31, 2006

(Unaudited)

See accompanying summary of accounting policies

and notes to financial statements.

EMPYREAN HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF INCOME & EXPENSES

Three Months Ended March 31, 2007 and 2006 and the

Period from December 30, 2004 (Inception) through March 31, 2007

(Unaudited)

	Three Months Ended March 31,		Inception Through March 31,
	2007	2006	2007
INCOME
Rental income	$ -	$ 6,714	$ 6,714
Total income	-	6,714	6,714

EXPENSES
General & administrative	20,494	15,814	547,945
Depreciation expense	-	-	21,232
Interest expense	261	7,372	78,687
Cost of recapitalization	-	-	115,479
Loss on sale of property	-	-	43,975
Interest income	(1,973)	-	(1,973)
Write down of property to fair value	-	-	11,500
Loss on abandonment of investment property	-	-	154,354

Total expenses	18,782	23,186	971,199

Net loss	$ (18,782)	$ (16,472)	$ (964,485)

Basic and diluted net loss per
common share	$ (0.00)	$ (0.00)

Weighted average common shares outstanding	9,858,066	7,474,899

See accompanying summary of accounting policies

and notes to financial statements.

EMPYREAN HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2007 and 2006 and the

Period from December 30, 2004 (Inception) through March 31, 2007

(Unaudited)

	Three Months Ended March 31,		Inception Through March 31,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (18,782)	$ (16,472)	$ (964,485)
Adjustments to reconcile net loss to
cash used in operating activities:
Stock issued for services	-	5,000	243,000
Stock based compensation	-	-	120,000
Cost of recapitalization	-	-	115,479
Loss on sale of property	-	-	43,977
Write down of property to fair value	-	-	11,500
Loss on abandoned investment property	-	-	154,354
Depreciation	-	-	21,232

Changes in:
Note receivable	(1,973)	-	(1,973)
Deposits	-	-	(525)
Accounts payable and notes	(14,628)	(14,781)	110,106

NET CASH USED IN OPERATING ACTIVITIES	(35,383)	(26,253)	(147,335)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of real estate	-	-	330,023
Issuance of note receivable	-	-	(100,000)

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-	230,023

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on related party debt	-	(3,500)	(182,585)
Proceeds from related party debt	2,500	33,500	99,919
Proceeds from issuance of common stock	-	-	2,538

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,500	30,000	(80,128)

NET CHANGE IN CASH	(32,883)	3,747	2,560
Cash balance, beginning of period	35,443	140	-
Cash balance, end of period	$ 2,560	$ 3,887	$ 2,560

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$ -	$ -	$ 10,914
Cash paid for income taxes	$ -	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued to settle related party debt	$ -	$ -	$ 72,759
Shares issued for property	$ -	$ -	$ 772,000
Forgiveness of related party debt	$ -	$ -	$ 226,334

See accompanying summary of accounting policies and notes

to financial statement.

EMPYREAN HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Empyrean Holdings, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Empyrean's audited 2006 year end financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period have been reflected herein. The results of operations for interim periods are, however, not necessarily indicative of the results to be expected for the full year.

Use of Estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statements of income and expenses. Actual results could differ from those estimates.

NOTE 2 - NOTE RECEIVABLE

The 8 % per annum interest bearing loan of $100,000 made to Independent Management Resources, LLC, at the end of December 2006 has yet to be repaid. The extension of the repayment date of this loan for another 120 days commencing May 1, 2007, as requested by the borrower, is under consideration.

NOTE 3 - NOTES PAYABLE - RELATED PARTY

Advances made by Tom Bojadzijev before his termination as a real estate consultant for the company continue to accrue interest at 8% per annum. The amount of this Note is $16,536 inclusive of accrued interest through March 31, 2007.

On March 30, 2007, an advance was made by an officer in the amount of $2,500. The advance is due on demand with no stated interest rate and is unsecured.

Item 2. Management's Plan of Operation.

The company continues to pursue its long-term corporate development plan to become a diversified holding company providing competitive returns to shareholders and investors. Brief updates on progress made by the Company's subsidiaries follow.

Empyrean Properties, Inc. ("Empyrean Properties") is an active real estate company, and is pursuing the sale of two town homes it owns in Kewaskum, WI (the "Properties"). As of March 31, 2007, the carrying value of the Properties is $386,500. There are no monetary encumbrances on the Properties. Funds obtained from these sales, if consummated, will be utilized for working capital and to fund other corporate activities. Negotiations are in progress to purchase additional properties through the use of shares of the Company as consideration. There is no guarantee that any of these transactions will be completed.

Empyrean Staffing, Inc. ("Empyrean Staffing") is moving forward on the development of its Professional Employer Organization (PEO) business. Current plans call for a third party to receive, in exchange for contributing assets and an ongoing outsourcing business to Empyrean Staffing, 70% of the common stock of Empyrean Staffing. Leading consultants and advisors in the outsourcing industry are being used to assist the Company to successfully grow this business.

Empyrean Financial Services, Inc. ("EFS") hopes to finalize agreements to provide financial accounting and consulting services to several clients. Due to some recent business restructuring by these clients, initial revenues expected from fees is estimated at $120,000 per annum assuming that all these clients sign up. However, the agreements have not been finalized and even if EFS is successful in entering into such agreements there is no guarantee it will realize any revenues resulting from the agreements.

The Company has also formed another subsidiary, Empyrean Construction, Inc. ("Empyrean Construction"). Empyrean Construction is currently in the process of negotiations whereby it will receive, in consideration for a majority interest in Empyrean Construction, contributions of services, goodwill and existing development projects from a third party.

Liquidity

During the next 12 months, significant working capital will be needed to fund businesses to be undertaken by our two most recently formed subsidiaries, Empyrean Staffing. and Empyrean Construction.

A final decision has yet to be made on the source of financing for the Company or the amounts required to execute its business plan. It is expected that either equity or debt financing, or a combination of both, will be needed to raise sufficient capital to advance the Company's business. There can be no guarantee that any such financing will be located or if financing is obtained that it will be available on terms that are beneficial to the Company.

Without locating additional financing, on favorable terms, the Company may be forced to scale back or halt the development of the various businesses of its subsidiaries. In such an event it is unlikely the Company will continue to operate as a going concern and its stock may become worthless. Holders of Company stock may be faced with the inability to liquidate part or all of their investment on terms which are financially profitable. Because an investment in Company stock is highly speculative, investors in Company stock must be prepared to lose some or all of their investment in the stock.

Item 3. Controls and Procedures

As of March 31, 2007, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of our chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(F) and 15d-15(f) under the 1934 Act) during the period ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 6. Exhibits

Exhibit No.                 Document                                     Location

3(i)                             Articles of Incorporation               Previously Filed

3(ii)                             Bylaws                                        Previously filed

31.1                            Section 302 Certification              Included

31.2                            Section 302 Certification              Included

32.1                            Section 906 Certification              Included

32.2                            Section 906 Certification              Included

_______________________________________________________________________

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPYREAN HOLDINGS, INC.

/s/ Robert L. Lee

Robert L. Lee,

President and Director                                                         Date: May 10, 2007