Form 10QSB
period 2007-06-30
EMPYREAN HOLDINGS, INC
filed 2007-08-20
CIK 1076886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One) [X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended __June 30, 2007_
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

As of June 30, 2007, there were 9,858,066* shares of common stock issued and outstanding

Note: * Includes 22,501 shares "on hold" and awaiting return from third party

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

Following are the unaudited financial statements for the period ended June 30, 2007:

EMPYREAN HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
BALANCE SHEET
As of December 31, 2006 and June 30, 2007

ASSETS	June 30, 2007	December 31, 2006
Current Assets		
Cash	$ 705	$ 35,443
Note receivable	98,958	100,000
Deposits and prepaid expenses	9,050	525
Total Current Assets	108,713	135,968
Real estate investment property	758,500	386,500
Total Assets	$ 867,213	$ 522,468

LIABILITIES AND STOCKHOLDERS' DEFICIT		
LIABILITIES		
Current Liabilities		
Accounts payable	$ 41,452	$ 15,264
Notes payable	57,510	-
Notes payable-related party	21,419	16,275
Total Current Liabilities	120,381	31,539
Commitments and Contingencies		
STOCKHOLDERS' EQUITY		
Preferred stock, $.001 par, 200,000,000 shares authorized, 15,140,000 and 11,000,000 shares issued and outstanding	15,140	11,000
Common stock, $.001 par, 1,000,000,000 shares authorized, 9,858,066 shares issued and outstanding	9,858	9,858
Paid in capital	1,783,634	1,415,774
Deficit accumulated during the development stage	(1,061,800)	(945,703)
Total Stockholders' Equity	746,832	490,929
Total Liabilities & Stockholders' Equity	$ 867,213	$ 522,468

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

NOTE 2 - NOTE RECEIVABLE

In December 2006, the Company loaned $100,000 to Independent Management Resources, LLC (IMR). The loan bears interest at 8% per annum had an original maturity date of March 1, 2007. The due date has been extended by mutual agreement of the parties to September 28, 2007.

NOTE 3 - NOTE PAYABLE

During the current period,Empyrean received advances totalling $57,510 from Independent Management Resources, LLC (IMR). The loan bears interest at 8% per annum have a maturity date of March 1, 2008.

NOTE 4 - NOTES PAYABLE - RELATED PARTY

Advances made to the Company by Tom Bojadzijev before his termination as a real estate consultant for the company continue to accrue interest at 8% per annum. The amount of this Note is $ 16,802 inclusive of accrued interest through June 30, 2007.

During the months of April and July 2007, advances were made by an officer in the total amount of $6,500. These advances are due on demand with no stated interest rate and are unsecured.

NOTE 5 - EQUITY AND PURCHASE OF REAL ASSETS.

During June 2007, four real estate properties located in Kewaskum, WI were purchased from Hesperia Advisors Limited, a related party, for the agreed price of $372,000. These unencumbered properties, which have a total appraised value of $405,000 were acquired through the issue of 4,140,000 convertible preferred shares. Each preferred share is convertible into four common shares. The fair value of the preferred shares if converted was $745,200. The difference between the purchase price and the cost of the properties was $373,200 and was recorded as a deemed dividend to the recipients of the preferred shares.

NOTE 6 - SUBSEQUENT EVENTS.

Item 2. Management's Plan of Operation.

The company continues to pursue its long-term corporate development plan to become a diversified holding company providing competitive returns to shareholders and investors. A brief update on progress made by the Company's subsidiaries follows.

Empyrean Properties, Inc. ("Empyrean Properties"): During June 2007, Empyrean Properties acquired four additional real properties located near Kewaskum and Green Bay, Wisconsin. These unencumbered properties that have an appraised value of $405,000 and were purchased from Hesperia Advisors Limited for $372,000. Full payment was made through the issue of 4,140,000 Convertible Preferred shares (one (1) preferred share to four (4) common shares) and this has increased the carrying value of the six real properties owned by this subsidiary to $758,500.

Empyrean Staffing, Inc. ("Empyrean Staffing") has made satisfactory progress on the start up of its Professional Employer Organization (PEO) business. The Business Plan, completed with the assistance of consultants and advisors in the outsourcing industry, has been well received. Empyrean Staffing expects to commence business within the next three to four months.

Empyrean Financial Services, Inc. ("EFS") is still attempting to obtain clients for its financial accounting and consulting services. EFS also intends to complement and broaden the scope of Empyrean Staffing's PEO services by offering financial accounting and consulting services to PEO Clients in due course.

Empyrean Construction, Inc., ("Empyrean Construction") has recently opened an office with a single employee in Sacramento California, but is still waiting for the approval of its applications for contractor's licenses for the States of California and Nevada. This subsidiary will seek to obtain construction jobs once the licenses are approved. The earlier stated objective to offer the majority interest in Empyrean Construction to an entity that will contribute industry expertise, related services, goodwill and existing development projects is still being pursued.

Progress since June 30, 2007

1. In early August 2007 the sale of one town home in Kewaskum, Wisconsin was finalized and the net proceeds of $166,962 received is being utilized for working capital and to fund other corporate activities

2. In late July 2007, Empyrean Staffing, Inc. received approval from a major insurance company to write workman compensation insurance for PEO Clients. This subsidiary is proceeding to commence its PEO business, and will purchase computers, software and office furnishings from an affiliate company for its office in Roseville, California. The initial staffing is being completed and the company is expected to be fully operational by the end of the year.

Liquidity

During the next 12 months, significant working capital will be needed to fund businesses to be undertaken by the company's subsidiaries and to pursue other business opportunities that have been identified recently

A final decision has yet to be made on the source of financing for the Company or the amounts required for executing its business plan. It is expected that either equity or debt financing, or a combination of both, will be needed to raise sufficient capital to advance the Company's business. There can be no guarantee that any such financing will be successful, or that even if financing is obtained it will be available on terms that are beneficial to the Company.

Without locating additional financing, on favorable terms, the Company may be forced to scale back or halt the development of the various businesses of its subsidiaries. In such event, it is unlikely the Company will continue to operate as a going concern. Holders of Company stock may be faced with the inability to liquidate part or all of their investment on terms which are financially profitable. Because an investment in Company stock is highly speculative, investors must be prepared to lose some or all of their investment.

Item 3. Controls and Procedures

As of June 30, 2007, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of our chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(F) and 15d-15(f) under the 1934 Act) during the period ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 5. Other information

Board meetings:

1.    The Board of Directors, at a special meeting held in Houston, Texas on May 12, 2007 unanimously approved the adoption of the company's Bylaws recently revised and updated by the company's Legal Counsel with immediate effect.

2. At a another special meeting held on May 24, 2007 in Houston, Texas, the Board of Directors unanimously approved that the Company purchases four unencumbered real properties from Hesperia Advisors Limited for $372,000 and that full payment be made by issuing the seller 4,140,000 Convertible Preferred shares ( one (1) preferred share to four (4) common shares ).

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

EMPYREAN HOLDINGS, INC.

/s/ Robert L. Lee

Robert L. Lee,

President and Director Date: August 20, 2007