Form 10QSB
period 2007-09-30
EMPYREAN HOLDINGS, INC
filed 2007-11-19
CIK 1076886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One) [X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended __September 30, 2007_
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

(Registrant’s telephone number, including area code)

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

As of September 30, 2007, there were 9,858,066* shares of common stock issued and outstanding

Note: * Includes 22,501 shares “on hold” and awaiting return from third party

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Following are the unaudited financial statements for the period ended September 30, 2007:

 EMPYREAN HOLDINGS, INC.

 (A Development Stage Company)

CONSOLIDATED BALANCE SHEET

 (Unaudited)

                                                   September  30,          December 31,

ASSETS                                                   2007                2006

                                                      -----------       ---------------

Current Assets

Cash                                                $  11,071          $    35,443

  Note receivable                                         5,514              100,000

Deposits and prepaid expenses                           9,616                  525

                                                      -----------       ---------------

      Total Current Assets                               26,201              135,968

Real estate investment property                         509,762              386,500

                                                      -----------      --------------

Total Assets                                    $ 535,963          $   522,468

                                                ===========      ==============

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Current Liabilities

Accounts payable                                    $ 27,949        $     15,264

  Notes payable                                            164                   -

Notes payable-related party                           17,076              16,275

                                                       ----------       ---------------

       Total Current Liabilities                        45,189              31,539

                                                      ----------       ---------------

Commitments and Contingencies

STOCKHOLDERS’ EQUITY

Preferred stock, $.001 par, 200,000,000 shares        15,140              11,000

  authorized, 15,140,000 and 11,000,000 shares

  issued and outstanding, respectively

Common stock, $.001 par, 1,000,000,000 shares          9,858               9,858

authorized, 9,858,066 shares issued and outstanding

Additional paid in capital                          1,783,634          1,415,774

Deficit accumulated during the development stage   (1,317,858)

  (945,703)

                                               -----------

--------------

Total Stockholders’ Equity                          490,774

   490,929

                                                     -----------

--------------

Total Liabilities and Stockholders’ Equity     $  535,963         $ 522,468

                                                     ===========

==============

See accompanying notes to financial statements.

EMPYREAN HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF INCOME & EXPENSES

UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,		Inception Through September 30,
	2007	2006	2007	2006	2007
INCOME
Sale of real estate	$ 180,500	$ -	$ 180,500	$ -	$ 180,500
Rental income and other	8,559	-	8,559	6,714	15,273
Total income	189,059	-	189,059	6,714	195,773

EXPENSES
General & administrative	198,053	14,873	316,857	120,216	844,312
Depreciation expense	-	-	-	-	21,232
Interest expense	322	3,511	1,573	17,821	79,999
Cost of real estate sold	170,000		170,000		170,000
Cost of recapitalization	-	-	-	-	115,479
Impairment loss on property	78,738	-	78,738	-	90,238
Loss on sale of property	-	18,631	-	18,631	43,975
Interest income	(1,995)	-	(5,953)	-	(5,953)
Loss on abandonment of investment property	-	-	-	-	154,350

Total expenses	445,118	37,015	561,215	156,668	1,513,632

Net loss	$ (256,059)	$ (37,015)	$ (372,156)	$ (149,954)	$ (1,317,859)

Deemed dividend on preferred stock issuance	-	-	373,200	-	373,200

Net loss attributable to common shareholders	$ (256,059)	$ (37,015)	$ (745,356)	$ (149,954)	$ (1,691,059)

Basic and diluted net loss attributable to common shareholders - per
common share	$ (0.03)	$ (0.00)	$ (0.08)	$ (0.02)

Weighted average common shares outstanding – basic and diluted	9,858,066	7,858,066	9,858,066	7,672,445

See accompanying notes to financial statements

EMPYREAN HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended September 30,		Inception Through September 30,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (372,156)	$ (149,954)	$ (1,317,859)
Adjustments to reconcile net loss to
cash used in operating activities:
Stock issued for services	-	63,000	243,000
Stock based compensation	-	-	120,000
Cost of recapitalization	-	-	115,479
Loss on sale of property	3,038	18,631	47,015
Impairment loss on property	78,738	-	90,238
Loss on abandoned investment property	-	-	154,354
Depreciation	-	-	21,232
Changes in:
Prepaid and other current assets	(9,091)	-	(9,613)
Accounts payable	12,848	(29,604)	137,582

NET CASH USED IN OPERATING ACTIVITIES	(286,623)	(97,927)	(398,572)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of real estate	166,963	168,368	496,983
Issuance of note receivable	94,486	-	(5,514)

NET CASH PROVIDED BY INVESTING ACTIVITIES	261,449	168,358	491,469

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on related party debt	(6,842)	(163,600)	105,063
Proceeds from related party debt	7,644	97,420	(189,427)
Proceeds from issuance of common stock	-	-	2,538

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	802	(66,180)	(81,826)

NET CHANGE IN CASH	(24,372)	4,261	11,071
Cash balance, beginning of period	35,443	140	-
Cash balance, end of period	$ 11,071	$ 4,401	$ 11,071

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued to settle related party debt	$ -	$ 72,759	$ 72,759
Shares issued for property	$ 372,000	$ 772,000	$ 1,517,200
Forgiveness of related party debt	$ -	$ 226,334	$ 226,334

See accompanying notes to financial statement

EMPYREAN HOLDINGS, INC.

 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Empyrean Holdings, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Empyrean’s audited 2006 year end financial statements contained in the 10-KSB.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period have been reflected herein.  The results of operations for interim periods are, however, not necessarily indicative of the results to be expected for the full year.

Use of Estimates.  In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statements of income and expenses.  Actual results could differ from those estimates.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Empyrean has incurred net losses of $372,156 through the nine months ended September 30, 2007, and an accumulated deficit of $1,317,858 as of September 30, 2007. These conditions raise substantial doubt about Empyrean's ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock as well as seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if Empyrean is unable to continue as a going concern.

NOTE 3 – NOTE RECEIVABLE

In December 2006, the Company loaned $100,000 to Independent Management Resources, LLC (IMR). The loan bears interest at 8% per annum had an original maturity date of March 1, 2007. The due date has been extended by mutual agreement of the parties to December 31, 2007.

NOTE 4 – NOTE PAYABLE

During the current period, Empyrean received advances totaling ($96,124) from Independent Management resources.  The loan bears interest at 8% per annum having a maturity date of October 28, 2007.

NOTE 5 - NOTES PAYABLE – RELATED PARTY

Advances made to the Company by Tom Bojadzijev before his termination as a real estate consultant for the company continue to accrue interest at 8% per annum. The amount of this Note is $ 17,077 inclusive of accrued interest through September 30, 2007.

Advances made by an officer in the total amount of $6,500 earlier in the year were fully repaid during August 2007.

NOTE 6 – SUBSEQUENT EVENTS.

During October 2007, two of the town homes in Kewaskum, Wisconsin were sold for total proceeds after transaction costs of $307,762. Proceeds from these sales are being used as working capital and for other corporate activities.  Because the proceeds received were less than the original carrying value of these assets, an impairment equal to the excess book value of $78,738 was recorded as of September 30, 2007 to reflect the assets at their net realizable value.

During November 2007, two of the Company’s officers, as compensation for the extensive consulting services provided for Empyrean Staffing, Inc. and Empyrean Properties, Inc. received cash payments amounting to $145,000.

Item 2.  Management's Plan of Operation.

The company continues to pursue its long-term corporate development plan to become a diversified holding company providing competitive returns to shareholders and investors. A brief update on progress made by the Company’s subsidiaries follows.

Empyrean Properties, Inc. (“Empyrean Properties”): The six unencumbered real properties owned by Empyrean  Properties  near Green Bay and Kewaskum, Wisconsin have a carrying value of $758,500.During the quarter it was decided to sell the two town homes in Kewaskum to raise funds for working capital and to move ahead with the business plans of the other  subsidiaries discussed below.

Empyrean Staffing, Inc. (“Empyrean Staffing”) has made satisfactory progress on the start up of its Professional Employer Organization (PEO) business.  A verbal mutual agreement was made with an affiliate private company that decided to withdraw from payroll processing to take over this business.  From mid-August 2007 Empyrean Staffing commenced payroll processing for 31 companies from its Roseville, California office and intends to gradually convert these clients to full PEO services. The use of support services from PEO Advisory and Outsourcing companies are being pursued.

Empyrean Financial Services, Inc. (“EFS”) will concentrate on offering its financial accounting and consulting services to the PEO Clients of Empyrean Staffing that require these services. The possibility of creating a niche market by providing specialized financial services custom made for PEO clients is being reviewed.

Empyrean Construction, Inc., (“Empyrean Construction”) should receive its contractor’s licenses for the States of California and Nevada in the near future. This subsidiary has been prospecting for projects and is expected to undertake construction jobs soon after the licenses are approved. The goal of offering a majority interest in Empyrean Construction to an entity that will contribute industry expertise, related services, goodwill and existing development projects is still a possibility.

Progress since September 30, 2007

1. In October 200, two town homes in Kewaskum, Wisconsin were sold for total net proceeds after transaction costs of $307,762. Proceeds from these sales are being used as working capital and for other corporate activities.  Because the proceeds received were less than the original carrying value of these assets, an impairment equal to the excess book value of $78,738 was recorded as of September 30, 2007 to reflect the assets at their net realizable value.

Liquidity

During the next 12 months, significant working capital will be needed to fund businesses to be undertaken by the company’s subsidiaries and to pursue other business opportunities.

A decision has yet to be made on the source of financing for the Company or the amounts required for executing its business plan.  It appears at this stage that either equity or debt financing, or a combination of both, may be needed to raise sufficient capital to advance the Company’s business. There can be no guarantee that any such financing will be successful, or that even if financing is obtained it will be available on terms that are beneficial to the Company.

Without locating additional financing, on favorable terms, the Company may be forced to scale back or halt the development of the various businesses of its subsidiaries.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Holders of Company stock may be faced with the inability to liquidate part or all of their investment on terms which are financially profitable.  Because an investment in Company stock is highly speculative, investors must be prepared to lose some or all of their investment.

Item 3.  Controls and Procedures

As of  September 30, 2007, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of our chief executive officer and chief financial officer.  Based on and as of the date of such evaluation, the aforementioned officers have concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(F) and 15d-15(f) under the 1934 Act) during the period ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 5. Other information

Board meetings:

1.

The Board of Directors, at a special meeting held in Houston, Texas on September 26, 2007 unanimously approved the sale of the two town homes in Kewaskum, Wisconsin and that the maturity date for the IMR, LLC  Note receivable of $100,000 be extended to December 31, 2007

Item 6. Exhibits

Exhibit No.

Document

Location

3(i)

Articles of Incorporation

Previously Filed

3(ii)

Bylaws                                     Previously filed

31.1

Section 302 Certification

Included

32.1

Section 906 Certification

Included

_______________________________________________________________________

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPYREAN HOLDINGS, INC.

/s/ Robert L. Lee

Robert L. Lee,

President and Director

Date: November 19, 2007