Form 10KSB
period 2007-12-31
EMPYREAN HOLDINGS, INC
filed 2008-04-15
CIK 1076886

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Title of Class:

Common Stock

Title of Class:

Preferred

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [  ]

No  [X]

Revenues for the fiscal year ended December 31, 2007 were:  $542,000

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of April  11, 2008:  $174.387.12

Number of shares of Common Stock, $0.001 par value per share, of the registrant outstanding as of December 31, 2007: * 10,258,066

Note:

* Inclusive of 22,501 shares “on hold” and awaiting return by a third party.

Number of shares of Preferred Stock of the registrant outstanding as of December 31, 2007:  15,140,000

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated herein by reference.

Transitional Small Business Issuer Format   Yes      No  X

                                                ----    ----

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

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

(a) Business Development and Objectives

Empyrean Holdings, Inc., a Nevada corporation (the "Company" or “Empyrean”), was originally organized on April 30, 1998 as Fuji International, Inc.; the name was changed on December 28, 1998 to Direction Technologies, Inc.  In March of 2001, Direction Technologies, Inc. merged with Empyrean Communications, Inc., and the name was changed to Empyrean Communications, Inc.

Following approval obtained at the Special shareholders’ meeting held on January 5, 2005, the Company’s name was changed to Empyrean Holdings, Inc. effective January 25, 2005. The new name was adopted to reflect the Company’s revised business plan to develop and expand as a holding company.

The mission is to continue to develop Empyrean through selective diversification and acquisitions into a profitable multi-based holding company that will provide competitive return on investments for its shareholders and investors.

Over the last year, however, the progress made in the development of the company’s wholly owned subsidiaries have been below expectation. Empyrean Staffing, Inc. which was formed to gradually develop into a PEO (Professional Employers Organization) commenced payroll processing from its California office during the last quarter of 2007. This business obtained through an affiliate, however, did not last long as the fees the Clients were willing to pay did not justify the costs involved. The last employee was terminated and business suspended in December 2007. The development of this subsidiary and Empyrean Financial Services, Inc. as a full service PEO has been set back due to this unanticipated problem and can only be reactivated once the financing required is obtained.

On the positive side, Empyrean Properties, Inc. acquired four additional real estate properties located near Kewaskum and Green Bay, Wisconsin during June 2007. These unencumbered properties had a combined appraised value of $405,000 and were purchased from Hesperia Advisors Limited for $372,000.  Full payment was made through the issue of 4,140,000 Convertible Preferred shares (one (1) preferred share to four (4) common shares).

Furthermore, the other wholly owned subsidiary, Empyrean Construction, Inc, (ECI) which operates from Sacramento, California obtained its General Contractor license for California during September 2007 and modest revenues have been obtained during the first quarter of 2008.  As contingent approval has been obtained for ECI’s license for Nevada, this license is expected to be issued soon. In anticipation of doing business in Nevada as soon as approval is obtained, a branch office for ECI has been established in Las Vegas in an executive suite

The financial and corporate office of the Company is located in an executive suite managed by a large national company, Corporate Office Centers, at 11200 Westheimer Rd., Suite 900, Houston Texas 77042.  Services for basic office requirements are also provided by Corporate Office

Centers. The Company has no full time employees in this location.  ECI currently has three employees.

Presently, Empyrean Holdings, Inc. has only the ongoing business that was recently started for its subsidiary, ECI and Empyrean Properties, Inc.  Barring any unforeseen circumstances and provided the working capital required is obtained, acceptable growth for these subsidiaries is expected in the New Year.

ITEM 2.   DESCRIPTION OF PROPERTY

(a) Ownership

After sales made during the year, the Company through its wholly owned subsidiary, Empyrean Properties, Inc., owns three lots in Kewaskum and Green Bay, Wisconsin.  The three properties have a carrying value of $202,000 and are being held for sale. It is the intention to utilize the sales proceeds to finance business development and fund-raising activities.

    (b) Office leases

 The current lease agreement with Corporate Office Centers is for two 160 square foot offices located at 11200 Westheimer Rd., Suite 900, Houston Texas, 77042. The term of the lease is month to month and basic rental is $1,580 per month. Extra costs averaging about $250 per month are incurred for other office services and facilities.

The ECI office at 817 14th Street, Suite 200, Sacramento, California 95814 is leased from Sterling Pacific Real Estate for $1,873.50 per month and the branch office at Las Vegas located at 3960 Howard Hughes Parkway, Suite 500, Las Vegas, Nevada 89109 is leased from Regus Business Centers for $400 per month.

ITEM 3.   LEGAL PROCEEDINGS

The condominium located at 12 Coral Way, Key West, FL, and owned by the Company’s wholly owned subsidiary, Tradewinds International Corp. (Tradewinds) was lost through foreclosure action taken by the previous owner and mortgagee, Huck Finn LLC on December 20, 2005.  The full amount of the debt owed on the property is a debt of Tradewinds.  The debt was incurred by Tradewinds prior to the acquisition of Tradewinds stock by the Company and that debt has never been assumed by Empyrean Holdings.  Management believes that, although Tradewinds has no assets with which to pay the debt, that debt is not an obligation of Empyrean.  The Company recognized a loss of $139,000 on abandoned real estate investment.  At the time of the completion of this report, management believes that this property has yet to be resold by Huck Finn LLC.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDERS MATTERS.

On March 3, 2000 the Company was approved by the NASD for trading on the OTC Bulletin Board.  The trading symbol under the former name, Empyrean Communications, Inc, was EPYR.  As required by the name change to Empyrean Holdings Inc. made on January 25, 2005, the Company’s symbol was changed to EPYH. Following the implementation of the 1 to 50 (one to fifty) reverse split of the Company’s common shares on June 26, 2006, however, the trading symbol was changed once more to EMPY.

At the present time, there are no funds available for the payment of dividends. The Company also does not anticipate paying any dividends in the next twelve months.

The Articles of Incorporation currently authorize the issuance of 1,000,000,000 shares of common stock, with a par value of $0.001.  The holders of the Shares: (a) have equal ratable rights to dividends from funds legally available therefore, when, as, and if declared by the Board of Directors of the Company; (b) are entitled to share ratably in all of the assets of the Company available for distribution upon winding up of the affairs of the Company; (c) do not have preemptive subscription or conversion rights and there are no redemption or sinking fund applicable thereto; and (d) are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of shareholders. These securities do not have any of the following rights: (a) cumulative or special voting rights; (b) preemptive rights to purchase in new issues of Shares; (c) preference as to dividends or interest; (d) preference upon liquidation; or (e) any other special rights or preferences.  In addition, the Shares are not convertible into any other security.  There are no restrictions on dividends under any loan other financing arrangements or otherwise.  See a copy of the Articles of Incorporation, and an amendment thereto, and Bylaws of the Company, attached as Exhibit 3.1, Exhibit 3.2, and Exhibit 3.3, respectively, to this Form 10-SB/A.  As of December 31, 2007, the Company had 10,258,066 shares (inclusive of 22,501 shares ‘on hold’ and awaiting return by a third party) of common stock outstanding.

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

Preferred Stock

The Preferred Stock holders have the right to convert one (1) preferred share to four (4) common shares at their discretion

The Company’s Articles of Incorporation, as amended, authorize 200,000,000 $.001 per share par value of Preferred Stock.  As of December 31, 2007, the Company had issued and outstanding 15,140,000 shares of Preferred Stock.

Share Purchase Warrants

At December 31, 2007, no share purchase warrants were outstanding.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company will still require significant working capital for the next 12 months. An updated Business Plan is being prepared for the Company to raise funds through a private placement or the sale of shares through public registration. Management believes that its working capital requirements for 2008 will be approximately $5,000,000 for general overhead and the expansion of its construction subsidiary, the reactivation of its PEO subsidiary and to pursue other business opportunities under consideration.

The average high and low prices of the Company’s stock by quarters are given below:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

High	0.07	0.05	0.04	0.03

Low	0.06	0.04	0.03	0.02

ITEM 7.  FINANCIAL STATEMENTS

Included herewith are the following financial statements:

EMPYREAN HOLDINGS, INC
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
December 31, 2007
2007
CURRENT ASSETS
Cash	$ 1,969
Prepaid expenses	7,500
Account Receivable	1,495
Deposits	1,175
Real Estate Held For Sale	202,000
Total current assets	214,139

Property and Equipment, net of accumulated depreciation of $2,792	38,708

TOTAL ASSETS	$ 252,847

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable - trade	$ 64,979
Note Payable - related parties	157,238
Total current liabilities	222,217

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' EQUITY
Convertible preferred stock, $.001 par, 200,000,000 shares authorized, 15,140,000 shares issued and outstanding	15,140
Common stock, $0.001 par value per share; 1,000,000,000 shares authorized; 10,258,066 shares issued and outstanding	10,258
Additional paid-in capital	1,791,234

Accumulated deficit during development stage	(1,786,002)
Total stockholders' equity	30,630

TOTAL LIABILITIES AND STOCKHOLDERS' Equity	$ 252,847

See accompanying summary of accounting policies and notes to financial statements.

EMPYREAN HOLDINGS, INC

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF INCOME & EXPENSES

Years Ended December 31, 2007 and 2006 and the

Period from December 30,2004 (Inception) through December 31,2007

	Year Ended December 31,2007	Year Ended December 31, 2006	Inception Through December 31, 2007
INCOME
Rental Income	$ -	$ 6,714	$ 6,714
Sale of real estate	525,500	358,700	884,200
Payroll Processing and other	16,564	-	16,564
Total Income	542,064	365,414	907,478

COSTS AND EXPENSES
Cost of real estate sold	601,778	414,175	1,015,953
General and administrative	623,508	263,631	1,172,191
Impairment of Note receivable – related party	162,148	-	162,148
Loss on abandonment of property held for sale	-	-	154,354
Total Costs and Expenses	1,387,434	677,806	2,504,646

LOSS FROM OPERATIONS	(845,370)	(312,392)	(1,597,168)

OTHER INCOME (EXPENSES)
Interest income (expense), net	5,071	(18,533)	(73,355)
Cost of recapitalization	-	-	(115,479)

Total other income (expenses)	5,071	(18,533)	(188,834)

NET LOSS	$(840,299)	$ (330,925)	$(1,786,002)

Deemed dividend on preferred stock issuance	373,200	-	373,200

Net loss attributable to common shareholders	$(1,213,499)	-	$(2,159,202)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.12)	$(0.04)
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	9,871,217	7,713,392

See accompanying summary of accounting policies and notes to financial statements.

Empyrean Holdings Inc

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2007 and 2006 and the

Period from December 30, 2004 (Inception) through December 31, 2007

	Year Ended December 31,	Year Ended, December 31,	Inception Through December 31,
	2007	2006	2007
Cash Flows From Operating Activities
Net loss	(840,299)	(330,925)	(1,786,002)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	2,792	-	24,024
Stock issued for services	8,000	63,000	251,000
Stock based compensation	-	120,000	120,000
Cost of recapitalization	-	-	115,479
Impairment of note receivable – related party	162,148		162,148
Loss on sale of property	-	43,977	43,977
Impairment loss on property	-	11,500	11,500
Loss on abandoned investment property	-	-	154,354
Changes in:
Account Receivable	(1,495)	-	(1,495)
Other Current Assets	(8,149)	-	(8,674)
Land Held for sale	184,500	-	184,500
Accounts payable	49,715	(17,106)	174,449

Net cash used by operating activities	(442,788)	(109,554)	(554,740)

Cash Flows from Investing Activities
Payment received on note receivable – related party	46,500	-	46,500
Purchase of Fixed Assets	(41,500)		(41,500)
Proceeds from sale of real estate	-	330,023	330,023
Issuance of note receivable	(108,648)	(100,000)	(208,648)
Net Cash used in Investing Activities	(103,648)	230,023	126,375

Cash Flows from Financing Activities
Proceeds from related party debt	247,962	97,419	345,381
Payments on notes payable-related party	(107,000)	(182,585)	(289,585)
Proceeds from issuance of common stock	372,000	-	374,538
Net cash Provided in (Used)in Financing Activities	512,962	(85,166)	430,334

Net Increase (Decrease) in Cash	(33,474)	35,303	1,969
Cash at beginning of year	35,443	140	-
Cash at end of year	$1,969	$35,443	$1,969

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$ -	$ -	$ 10,914
Cash paid for income taxes	$ -	$ -	$ -
NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued to settle related party debt	$ -	$ 72,759	$ 72,759
Shares issued for property	$ 372,000	$ 772,000	$ 1,517,200
Forgiveness of related party debt	$ -	$ 226,334	$ 226,334

See accompanying summary of accounting policies and notes to financial statements.

EMPYREAN HOLDINGS, INC (A Development Stage Company) CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY Period from December 30, 2004 (Inception) Through December 31, 2007
	Preferred		Common		Additional Paid in Capital	Deficit Accumulated During the Development Stage	Total
	Shares	Amount	Shares	Amount
Stock issued for:
- 25% stock dividend declared in July 2004			50,000,000	$ 50,000	$(50,000)		-
-reverse acquisition			200,000,000	200,000	(200,000)		-
-reverse split declared Jun 26, 2004			(245,000,000)	(245,000)	245,000		-
Net Loss						(75)	(75)

Balances, December 31, 2004	-	-	5,000,000	5,000	(5,000)	(75)	(75)

Stock issued for:
- 25% stock dividend declared in July 2005			24,978,988	24,979	(24,979)		-
-reverse acquisition	10,000,000	10,000	68,765,951	68,766	(76,228)		2,538
-reverse split declared Jun 26, 2005			(121,269,873)	(121,270)	121,270		-
-services			30,000,000	30,000	150,000		180,000
Net Loss						(614,703)	(614,703)

Balances, December 31, 2005	10,000,000	10,000	7,475,066	7,475	165,063	(614,778)	(432,240)

Stock Issued for:
- debt			150,000	150	303,615		303,765
-Services			2,233,000	2,233	176,097		178,330
-property	1,000,000	1,000			252,664		253,664
Debt forgiveness					518,335		518,335
Net Loss						(330,925)	(330,925)

Balance, December 31, 2006	11,000,000	$ 11,000	9,858,066	$ 9,858	$1,415,774	$(945,703)	$ 490,929

Stock issued for:
-property	4,140,000	4,140			741,060		745,200
-services			400,000	400	7,600		8,000
Deemed Dividend					(373,200)		(373,200)
Net Loss						(840,299)	(840,299)

Balance, December 31, 2007	15,140,000	$ 15,140	10,258,066	$ 10,258	$1,791,234	$(1,786,002)	$30,630

See accompanying summary of accounting policies and notes to financial statements.

EMPYREAN HOLDINGS, INC.

 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - BASIS OF PRESENTATION

Nature of business: Empyrean Holdings, Inc. (“Empyrean”) was incorporated in Nevada on December 30, 2004.  Empyrean is a development stage entity whose activities to date have included business planning and capital raising activities and limited purchases and sales of real estate.

One of its subsidiaries, Empyrean Staffing, Inc. took over the payroll processing business of an affiliate early in the fourth quarter but due to unforeseen circumstances, this arrangement had to be suspended in December 2007. The plans to develop this subsidiary as a PEO (Professional Employers Organization) has therefore been delayed and can only be reactivated when the funds required are obtained. Empyrean Construction , Inc., a wholly owned subsidiary of Empyrean, has  obtained its General Contractor’s license for the State of California. The contingent approval of its license for the State of Nevada has been received and the final approval is expected soon.

Use of Estimates.  In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statements of income and expenses.  Actual results could differ from those estimates.

Principles of Consolidation:  The accompanying financial statements include the accounts of Empyrean and it's wholly owned subsidiaries, Tradewinds International Corporation, Empyrean Properties, Inc., Empyrean Construction, Inc. and Empyrean Staffing, Inc. All significant inter-company balances and transactions with consolidated subsidiaries have been eliminated in consolidation.

Cash and Cash Equivalents. For purposes of the statements of cash flow, Empyrean considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Property and Equipment. Property and equipment is stated at cost, net of accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, which range from three to seven years.

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

Share-Based Compensation: Empyrean accounts for stock-based compensation issued to employees and non-employees as required by SFAS No. 123 (R), "Accounting for Stock Based Compensation." Under these provisions, Empyrean records expense over the related service period based on the fair value of the awards at the date of grant.

Earnings Per Share: The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2007 and 2006, there were no dilutive securities outstanding.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) – an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“SFAS No. 109”) (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. Guidance is also provided on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Empyrean adopted the provisions of FIN 48 in 2007 and no material uncertain tax positions were identified. Thus, the adoption of FIN 48 did not have an impact on Empyrean’s financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value under generally accepted accounting procedures and expands disclosures on fair value measurements. This statement applies under previously established valuation pronouncements and does not require the changing of any fair value measurements, though it may cause some valuation procedures to change. Under SFAS No. 157, fair value is established by the price that would be received to sell the item or the amount to be paid to transfer the liability of the asset as opposed to the price to be paid for the asset or received to transfer the liability. Further, it defines fair value as a market specific valuation as opposed to an entity specific valuation, though the statement does recognize that there may be instances when the low amount of market activity for a particular item or liability may challenge an entity’s ability to establish a market amount. In the instances that the item is restricted, this pronouncement states that the owner of the asset or liability should take into consideration what affects the restriction would have if viewed from the perspective of the buyer or assumer of the liability. This statement is effective for all assets valued in financial statements for fiscal years beginning after November 15, 2007. Empyrean is currently evaluating the impact of SFAS No. 157 on its financial position and result of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007 with early adoption allowed. Empyrean has not yet determined the impact, if any, that adopting this standard might have on its financial statements.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Empyrean has incurred recurring net losses of $840,299 and $330,925 in 2007 and 2006, respectively, and an accumulated deficit of $1,786,002 as of December 31, 2007. These conditions raise substantial doubt about Empyrean's ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock as well as seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if Empyrean is unable to continue as a going concern.

NOTE 3 ABANDONMENT OF REAL ESTATE INVESTMENT PROPERTY

As previously reported, the Key West condominium was lost through foreclosure action taken by Huck Finn, LLC, the Note holder and mortgagee.  As of the date of these financial statements, it is Empyrean’s understanding that the Key West Property had not yet been sold by Huck Finn, LLC.  In connection with the Key West Property foreclosure, Empyrean has removed both the Key West Property and Senior Secured Note (including related default accruals) from its books and has recognized a loss on abandoned real estate investment property of $139,095.

Recent appraisals of the Key West Property indicate that it is valued between $468,900(in the case of a forced or liquidation sale) and $521,000 (in the case of other than forced or liquidation sale). It is therefore management’s belief that, once sold, the proceeds realized from the sale of the Key West Property should be sufficient to settle the amount due under the foreclosure judgment. In the event that the proceeds from the ultimate sale are not sufficient to cover the amount due under the foreclosure judgment, Empyrean may be responsible for making up the shortfall.

NOTE 4 - INCOME TAXES

Deferred tax assets - NOLs

$ 607,000

Less: valuation allowance

 (607,000)

 --------

Net deferred taxes

$      -

 ========

Empyrean has net operating loss carry-forwards of approximately $1,786,000 at December 31, 2007, which begin expiring in 2025.

NOTE 5- EQUITY AND PURCHASE OF REAL ASSETS

On June 2, 2006, 10,000,000 (200,000 on a split adjusted basis) restricted shares valued at $58,000 were issued to William Melchiori as a signing bonus for him to serve as Director and Chief Financial Officer of Empyrean Holdings, Inc. He also served as President and Director of Empyrean's wholly owned subsidiary, Empyrean Financial Services, Inc. and also as a Director of Empyrean's recently formed wholly owned subsidiary, Empyrean Properties, Inc.

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

During June 2007, four real estate properties located in Kewaskum, Wisconsin were purchased from Hesperia Advisors Limited, a related party, for the agreed price of $372,000. These unencumbered properties which had an appraised value of $405,000 were purchased through the issuance of 4,140,000 convertible preferred shares. Each preferred share is convertible to four common shares.  As the purchase price based on the fair value of the preferred shares if converted was more than the actual amount paid for the properties by $373,200, this amount recorded as a deemed dividend to the recipients of the preferred shares.

NOTE 6 – SALE OF REAL ASSETS

One of the four town homes acquired on June 30, 2006 was sold for a net loss of $18,631. The net cash amount of $168,368 was received on September 22, 2006. From the funds received $160,000 was paid to Independent Management Resources, LLC to reduce Empyrean's debt with this company.

One more unit of the three remaining town homes was sold on December 21, 2006 for a net loss of $18,887 when compared to this unit's carrying value of $187,000. The net amount of $168,113 obtained for this sale was received on December 22, 2006. Out of the funds received, $32,000 was paid to Independent Management Resources, LLC to settle fully Empyrean's debt with this company.

Due to the fact that the above mentioned properties were sold for less than book value, Empyrean took a charge of $11,500 to write down the remaining two town homes to market value.

In early August 2007, one of the town homes in Kewaskum, Wisconsin was sold and the net proceeds of $166,962 were utilized as working capital. The sale resulted in a loss of $3,038 to the company.

During October 2007, another two of the town homes in Kewaskum, Wisconsin were sold for total net proceeds of $316,844 which were use as working capital and to develop the company’s subsidiaries.  As the proceeds received were less than the original carrying value of these assets, the company incurred a loss equal to the excess book value of $78,738.

NOTE 7 – PROPERTY & EQUIPMENT

Property and equipment are carried at cost and as of December 31, 2007, consists solely of furniture and fixtures, computer equipment and software. Depreciation is provided using the straight-line method for financial reporting purposes based on estimated useful lives as shown in the table below. Accumulated depreciation as of December 31, 2007 amounted to $2,792.

	Life (Years)	Cost	Accumulated Depreciation	Net Book Value
Furniture & fixtures	7	14,000	500	13,500
Computer Equipments	3	17,500	1,458	16,042
Computer Softwares	3	10,000	834	9,167
Total		41,500	2,792	38,708

The cost of asset additions and improvements that extend the useful lives of property and equipment are capitalized. Routine maintenance and repair items are charged to current operations.

NOTE 8 – NOTES RECEIVABLE AND PAYABLE - RELATED PARTY

The company loaned Independent Management Resources, LLC (IMR, LLC) $100,000 at the end of December 2006 that yielded interest at 8 % per annum. During 2007, Empyrean advanced an additional $97,000 and received payments of $46,500, resulting in a balance of $150,500. This note receivable, plus $11,648 of accrued interest, was impaired at December 31, 2007 due to IMR, LLC filing for bankruptcy.

During the year ended December 31, 2007 Empyrean received advances from IMR, LLC of $216,385 and repaid $98,000, resulting in a note payable balance of $118,385. This note payable incurs interest at 8% per annum.

Advances made by Tom Bojadzijev before his termination as a real estate consultant for Empyrean continues to accrue interest at 8 % per annum. The amount of this note is $17,493 inclusive of accrued interest through December 31, 2007.

During 2007, loans totaling $16,000 were made by an officer to the company.  These advances incur interest at a rate of 8% per annum.

NOTE 9 - COMPENSATION FOR OFFICERS

For the extensive development work provided by the two officers a total of $199,500 was paid as consulting fees during the year. One officer, however, resigned his position as Director and CFO in November 2007 and a replacement has yet to be obtained. The remaining officer was issued 400,000 restricted shares vesting immediately in December 2007 as compensation for dealing with the extra work load. These shares had a value, based upon the market price at date of grant, of $8,000, which was expensed during 2007.

NOTE 10 – RECLASSIFICATION

Certain amounts from 2006 have been reclassified to agree with 2007 classifications

NOTE 11 – LEASES

The current lease agreement with Corporate Office Centers is for two 160 square foot offices located at 11200 Westheimer Rd., Suite 900, Houston Texas, 77042. The term of the lease is month to month and basic rental is $1,580 per month. Extra costs averaging about $250 per month are incurred for other office services and facilities.

The ECI office at 817 14th Street, Suite 200, Sacramento, California 95814 is leased from Sterling Pacific Real Estate for $1,873 per month and the term is three (3) years. The branch office at Las Vegas located at 3960 Howard Hughes Parkway, Suite 500, Las Vegas, Nevada 89109 is leased on a month to month basis from Regus Business Centers for $400 per month.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the monitoring and review of work performed by our Chief Financial Officer in the preparation of audit and financial statements, footnotes and financial data provided to the Company’s registered public accounting firm in connection with the annual audit. All of our financial reporting is carried out by our Chief Financial Officer, and we do not have an audit committee. This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

In order to mitigate this material weakness to the fullest extent possible, all financial reports are reviewed by the Chief Executive Officer as well as the Board of Directors for reasonableness. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. As soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our Chief Financial Officer.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The names, ages, and respective positions of the directors, officers, and significant employees of the Company are set forth below.  Mr. Lee has held his positions since March 2001 and there are no other person(s) who can be classified as a promoter or controlling person of the Company. Mr. William Melchiori a Director and CFO of the Company on resigned in November 2007 and has yet to be replaced.

Robert L. Lee, Director, President and CEO, Secretary and Treasurer   Age 65.

ITEM 10.  EXECUTIVE COMPENSATION.

(a)

During the year consulting fees of $199,500 was paid to two officers and 400,000 restricted common shares were issued to the remaining officer during December 2007.

(b)

(b) There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the corporation or any of its subsidiaries.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The majority shareholder, Hesperia Advisors Limited owns 5,000,000 shares or 48.74 % of the issued and outstanding common shares. Hesperia also 5,140,000 convertible Preferred shares (1 preferred to 4 common) and Aegis Capital Corp owns another 10,000,000 Preferred shares.

As on December 31, 2007, only two other persons or entities own more than 5 % of the Company’s shares as shown below:

Robert L. Lee owns 1,614,000 common shares or 15.73 % and William Melchiori owns 1,235,336 common shares or 12.04 % of the issued and outstanding common shares.

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

2006:

$29,157

2007:

$31,380

2.

Audit-Related Fees:

Aggregate fees billed in each of the last two (2) fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported previously.

2006:

$0

2007:

$0

3.

Tax Fees:

Aggregate fees billed in each of the last two (2) fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

2006:

$0

2007:

$0

4.

All Other Fees:

Aggregate fees billed in each of the last two (2) fiscal years for products and services provided by the principal accountant, other than the services previously reported.

2006:

$0

2007:

$0

5.

Audit Committee Pre-Approval Procedures.  The Board of Directors has not, to date, appointed an Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPYREAN HOLDINGS, INC.

/s/ Robert L. Lee _

Robert L. Lee, President and CEO

Date:  April 14 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert L. Lee
Robert L. Lee, President and CEO
Date: April 14, 2008