Form 10KSB/A
period 2007-12-31
EMPYREAN HOLDINGS, INC
filed 2008-04-28
CIK 1076886

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

ITEM 7.  FINANCIAL STATEMENTS

Included herewith are the following financial statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Empyrean Holdings, Inc.

Houston, TX

(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Empyrean Holdings, Inc. (a development stage company) as of December 31, 2007 and the related consolidated statements of income and expenses, changes in shareholders' equity (deficit), and cash flows for the two year period then ended and for the period from December 30, 2004 (inception) through December 31, 2007.  These consolidated financial statements are the responsibility of Empyrean’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Empyrean is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Empyrean’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Empyrean Holdings, Inc. as of December 31, 2007, and the results of operations and cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Empyrean Holdings, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Empyrean has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone & Bailey, P.C.

www.malone-bailey.com

Houston, TX

April 14, 2008

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

Date:  March___ 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert L. Lee
Robert L. Lee, President and CEO
Date: April 28, 2008