Form 10-Q
period 2008-03-31
EMPYREAN HOLDINGS, INC
filed 2008-05-20
CIK 1076886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One) [X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended __March 31, 2008_
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________________ to _________________

Commission file number ___0-30118____

EMPYREAN HOLDINGS INC.

(exact name of registrant as specified in its charter)

___NEVADA_____________________________________ (State or other jurisdiction of incorporation or organization)	_88-0413417________________ (IRS Employer Identification No.)

11200 Westheimer Rd., Suite 900

Houston, TX 77042

(address of principal executive offices)

Registrant’s telephone number: (713) 243 8731

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes     [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]

Accelerated filer [  ]

Non-accelerated filer [  ] (Do not check if a smaller reporting company)

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                Yes   (__) No (X)

As of May 16, 2008, there were 10,258,066* shares of common stock issued and outstanding

Note: * Includes 22,501 shares “on hold” and awaiting return from third party

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Following are the unaudited financial statements for the period ended March 31, 2008:

EMPYREAN HOLDINGS, INC
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
(Unaudited)
	March 31, 2008	December 31, 2007
CURRENT ASSETS
Cash	$8,394	$1,969
Prepaid expenses	6,836	7,500
Account Receivable	1,495	1,495
Contractor License Bonds	10,006	-
Deposits	1,175	1,175
Real Estate Held For Sale	137,000	202,000
Total current assets	164,906	$ 214,139

Fixed Assets, net of accumulated depreciation of $5,584, and $2,792 respectively	35,916	38,708

TOTAL ASSETS	$200,822	$252,847

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable - trade	$71,458	$64,979
Note Payable - related parties	208,548	157,238
Total current liabilities	280,006	222,217

COMMITMENTS AND CONTINGENCIES		-

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par, 200,000,000 shares authorized, 15,140,000 shares issued and outstanding	15,140	15,140
Common stock, $0.001 par value per share; 1,000,000,000 shares authorized; 10,258,066 shares issued and outstanding	10,258	10,258
Additional paid-in capital	1,791,234	1,791,234

Accumulated deficit during development stage	(1,895,816)	(1,786,002)
Total stockholders' equity (deficit)	(79,184)	30,630

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$200,822	$252,847

See accompanying notes to unaudited financial statements.

EMPYREAN HOLDING, INC

(A  Development Stage company)

CONSOLIDATED STATEMENTS OF INCOME & EXPENSES

Three Months Ended March 31, 2008 and 2007 and the

Period from December 30, 2004 (Inception) through March 31, 2008

(Unaudited)

	Three Months Ended March 31		Inception through March 31,2008
	2008	2007
INCOME
Rental Income	$ -	$ -	$6,714
Construction Income	8,257	-	8,257
Payroll Processing and Other	-	-	16,564
Sale of real estate	49,000	-	933,200
Total Income	57,257	-	964,735

COST AND EXPENSES
Cost of real estate sold	74,097		1,090,050
General and administrative	90,206	20,494	1,262,396

Impairment of Note receivable - related party	-	-	162,148

Loss on abandonment of property held for sale	-	-	154,354
Total Costs and Expenses	164,303	20,494	2,668,948

OTHER INCOME (EXPENSES)
Interest income (expense)	(2,769)	1,712	(76,124)
Cost of recapitalization	-	-	(115,479)

Total other income (expenses)	(2,769)	1,712	(191,603)

NET LOSS	(109,815)	(18,782)	(1,895,816)

Deemed dividend on preferred stock issuance			373,200

Net loss attributable to common shareholders	$ (109,815)	$(18,782)	$(2,269,016)

TOTAL BASIC AND DILUTED NET LOSS PER SHARE	(0.01)	(0.00)
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	10,258,066	9,858,066

See accompanying notes to unaudited financial statements.

EMPYREAN HOLDING, INC

(A  Development Stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2008 and 2007 and the

Period from December 30, 2004 (Inception) through March 31, 2008

(Unaudited)

	Three Months Ended March 31,		Inception Through March 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2008	2007	2008

Net income	(109,815)	(18,782)	(1,895,816)
Adjustments to reconcile net income to net cash
used for operating activities:
Stock issued for services	-	-	251,000
Stock based compensation	-	-	120,000
Cost of recapitalization	-	-	115,479
Loss on sale of property	-	-	43,977
Loss on abandoned	-	-	154,354
			11,500
Write down of related party n/r and n/p	-	-	162,148
Depreciation expense	2,792	-	26,816
Changes in operating assets and liabilities:
Receivables		-	(1,495)
Prepaid expenses and other current assets	(9,340)	(1,973)	(18,015)
Land held for sale	65,000	-	249,500
Accounts payable	6,478	(14,628)	180,927

CASH USED FOR OPERATING ACTIVITIES	(44,885)	(35,383)	(599,625)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments received on note receivable-related party	-	-	46,500
Issuance of note receivable	-	-	(208,648)
Proceeds from sale of real estate	-	-	330,023
Purchase of fixed assets	-	-	(41,500)
CASH PROVIDED BY INVESTING ACTIVITIES	-	-	126,375

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Common stock	-	-	374,538
Proceeds from related party debt	-	-	-
Borrowings on related party debt	71,310	2,500	416,691
Principal payments on related party debt	(20,000)	-	(309,585)

CASH PROVIDED BY FINANCING ACTIVITIES	51,310	2,500	481,644

NET INCREASE (DECREASE) IN CASH	6,425	(32,883)	8394

CASH AT BEGINNING OF PERIOD	1,969	35,443	-

CASH AT END OF PERIOD	$8,394	$2,560	$8,394

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$ -	$ -	$ 10,914
Cash paid for income taxes	$ -	$ -	$ -
NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued to settle related party debt	$ -	$	$ 72,759
Shares issued for property	$	$	$ 1,517,200
Forgiveness of related party debt	$ -	$	$ 226,334

See accompanying notes to unaudited financial statements.

EMPYREAN HOLDINGS, INC.

 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Empyrean Holdings, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Empyrean’s audited 2007 year end financial statements contained in the 10-KSB.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period have been reflected herein.  The results of operations for interim periods are, however, not necessarily indicative of the results to be expected for the full year.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Empyrean has incurred net losses of $109,815 through the three months ended March 31, 2008, which increased the accumulated deficit to $1,895,816 as of March 31, 2008. These conditions raise substantial doubt about Empyrean's ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock as well as seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if Empyrean is unable to continue as a going concern.

NOTE 3  - NOTES PAYABLE – RELATED PARTY

Advances made to the Company by Tom Bojadzijev before his termination as a real estate consultant for the company continue to accrue interest at 8% per annum. The amount of this Note is $17,797 inclusive of accrued interest through March 31, 2008.

During the current period, Empyrean received advances totaling $49,855 from a Director of the company’s wholly owned subsidiary, Empyrean Construction, Inc.  The loan bears interest at 8% per annum and $20,000 has been repaid reducing the amount payable to $29,855 as of March 31, 2008.

Advances that totaled $18,288 was also received from IMR, LLC during the period ending March 31, 2008 increasing the total outstanding amount due to IMR to $143,939, including interest. This Note incurs interest at the rate of 8% per annum and is payable on demand.

Advances made by an officer total $16,957 as of March 31, 2008.

NOTE 4 – SUBSEQUENT EVENT.

In early April 2008, a lot owned by the company in Kewaskum, Wisconsin was sold for $45,000 and the net proceeds of $41,903  received are being used as working capital and for other corporate activities.

Item 2.  Management's Discussions and Analysis of Financial Condition and Results of Operations.

The company continues to pursue its long-term corporate development plan to become a diversified holding company providing competitive returns to shareholders and investors. A brief update on progress made by the Company’s subsidiaries follows.

Empyrean Properties, Inc. (“Empyrean Properties”):

In mid-March 2008 one of the three lots owned by the Company in Kewaskum, Wisconsin was sold and the net proceeds of $45,033 received was used as working capital. This subsidiary still owns another two lots in Kewaskum  and Green Bay ,Wisconsin which have a total carrying  value of $137,000. These real assets are being held for sale to obtain more working capital

Empyrean Staffing, Inc. (“Empyrean Staffing”)

Due to the unforeseen circumstances that developed soon after taking over the payroll processing business from an affiliate during August 2007 these operations had to be terminated to avoid losses.  Empyrean Staffing therefore ceased all operations in December 2007 and can only be reactivated once the financing of $1,000,000 required is obtained.

Empyrean Financial Services, Inc. (“EFS”)

With the cessation of business for Empyrean Staffing, EFS will remain a dormant subsidiary until funds are obtained to restart the PEO business. In the event that this can be done then it is the intention to use EFS to provide financial accounting and consulting services to the PEO Clients of Empyrean Staffing that require these services.

Empyrean Construction, Inc., (“Empyrean Construction”)

Empyrean Construction has received its contractor’s licenses for the States of California and Nevada. It now has three employees and every effort is being made to obtain projects in both the Sacramento and Las Vegas areas. Though  a few small jobs have been undertaken the subsidiary is still in its development phase and far from breaking even and marketing strategies have been revised to cater for the difficult period being faced by the construction industry  The progress of this subsidiary is also dependent on the ability to raise working capital to undertake larger projects during this period of financial uncertainty.

 The goal of offering a majority interest in Empyrean Construction to an entity that will contribute industry expertise, related services, goodwill and existing development projects is still a possibility.

Subsequent event since March 31, 2008

In April 2008 another lot in Kewaskum, Wisconsin was sold and the net proceeds of $41,903 are being used as working capital. The company now only owns one more lot that is located in Green Bay, Wisconsin

Liquidity

During the next 12 months, significant working capital will be needed to fund Empyrean Construction until it breaks even, to develop the businesses for the company’s other subsidiaries and to pursue other business opportunities.

Though several sources of financing are being reviewed a firm decision has yet to be made on the type of financing or the amounts to be raised for executing its business plan.  It appears at this stage that either equity or debt financing, or a combination of both, may be needed to raise sufficient capital to advance the Company’s business. There can be no guarantee that any such financing will be successful, or that even if financing is obtained it will be available on terms that are beneficial to the Company.

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

Item 4.  Controls and Procedures

As of March 31, 2008, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of our chief executive officer and chief financial officer.  Based on and as of the date of such evaluation, the aforementioned officers have concluded that our disclosure controls and procedures are not effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(F) and 15d-15(f) under the 1934 Act) during the period ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 5. Other information

Board meetings:

1.

The Board of Directors, at a special meeting held in Houston, Texas on February 8, 2008 unanimously approved the sale of the two lots in Kewaskum, Wisconsin to obtain working capital. It was also approved that a Director with experience in the construction industry may be appointed to the company’s wholly owned subsidiary, Empyrean Construction, Inc.

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

Date: May 20, 2008