Form 10-Q
period 2008-06-30
EMPYREAN HOLDINGS, INC
filed 2008-08-19
CIK 1076886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One) [X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended __June 30, 2008_
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

As of June 30, 2008, there were 12,008,066 shares of common stock issued and outstanding

Note: * Includes 22,501 shares “on hold” and awaiting return from third party

THERE WAS NOT TIME TO COMPLETE THE REVIEW OF THE 10-Q FOR June 30, 2008  . WE WILL AMEND THE 10-Q ONCE THE AUDITOR HAS COMPLETED THEIR REVIEW

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Following are the unaudited financial statements for the period ended June 30, 2008:

EMPYREAN HOLDINGS, INC
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
(Unaudited)
	June 30, 2008	December 31, 2007
CURRENT ASSETS
Cash	$ 8,076	$ 1,969
Prepaid expenses	13,063	7,500
Account Receivable	1,495	1,495
Emplyoee Advance	9,000	-
Contractor Licencse Bonds	10,006	-
Deposits	1,175	1,175
Real Estate Held For Sale	97,000	202,000
Total current assets	139,815	214,139

Fixed Assets, net of accumulated depreciation of $8,376, and $2,792 respectively	33,124	38,708

TOTAL ASSETS	$ 172,939	$ 252,847

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable - trade	$ 135,682	$ 64,979
Accrued expenses	120,000
Note Payable - related parties	231,778	157,238
Total current liabilities	487,460	222,217

COMMITMENTS AND CONTINGENCIES		-

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par, 200,000,000 shares authorized, 15,140,000 shares issued and outstanding	15,140	15,140
Common stock, $0.001 par value per share; 1,000,000,000 shares authorized; 10,258,066 shares issued and outstanding	12,008	10,258
Additional paid-in capital	1,815,734	1,791,234

Accumulated deficit during development stage	(2,157,403)	(1,786,002)
Total stockholders' deficit	(314,521)	30,630

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 172,939	$ 252,847

The accompanying notes are an integral part of these financial statements.

EMPYREAN HOLDING, INC
(A Development Stage company)
CONSOLIDATED STATEMENTS OF INCOME & EXPENSES
Three Months Ended June 30, 2008 and 2007 and the
Six Months Ended June 30, 2008 and 2007 and the
Period from December 30, 2004 (Inception) through June 30, 2008
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
					Inception through June 30, 2008
	2008	2007	2008	2007
INCOME
Rental Income	-				6,714
Construction Income	-		8,257		8,257
Payroll Processing and Other	-				16,564
Sale of real estate	45,000				978,200
Total Income	45,000	-	102,257	-	1,009,735
COST AND EXPENSES
Cost of real estate sold	43,096		117,193		1,133,146
General and administrative	111,919	98,386	202,125	118,804	1,374,315
Compensation Expense	146,250		146,250
Impairment of Note receivable - related party	-		-		162,148
Loss on abandonment of property held for sale	-		-		154,354
Total Costs and Expenses	301,265	98,386	465,568	118,804	2,823,963

OTHER INCOME (EXPENSES)
Interest income (expense)	(5,321)	995	(8,090)	2,707	(81,445)
Cost of recapitalization	-				(115,479)
					-
Total other income (expenses)	(5,321)	995	(8,090)	2,707	(196,924)

NET LOSS	(261,586)	(97,391)	(371,401)	(116,097)	(2,157,402)
					-
Deemed dividend onpreferred stock issuance	-	373,200		373,200	373,200
Net loss attributable to common shareholders	(261,586)	(470,591)	(371,401)	(489,297)	(2,530,602)

TOTAL BASIC AND DILUTED NET LOSS PER SHARE	(0.03)	(0.05)	(0.04)	(0.05)
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	10,287,167	9,858,066	10,316,333	9,858,066

The accompanying notes are an integral part of these financial statements.

EMPYREAN HOLDING, INC
(A Development Stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended June 30, 2008 and 2007 and the
Six Months Ended June 30, 2008 and 2007 and the
Period from December 30, 2004 (Inception) through June 30, 2008
(Unaudited)

	Six Months Ended Jun 30,		Inception Through Jun 30
CASH FLOWS FROM OPERATING ACTIVITIES	2008	2007	2008

Net income	(371,401)	(116,097)	(2,157,403)
Adjustments to reconcile net income to net cash
used for operating activities:
Stock issued for services	26,250		277,250
Stock based compensation	-		120,000
Cost of recapitalization	-		115,479
Loss on sale of property	-		43,977
Loss on abandoned	-		154,354
Impairmentloss on property			11,500
Write down of related party n/r and n/p			162,148
Depreciation expense	5,584		29,608
Changes in operating assets and liabilities:	.
Other assets		(9,050)	(8,674)
Receivables			(1,495)
Prepaid expenses and Other current assets	(24,569)		(24,569)
Land held for sale	105,000		289,500
Accounts payable and accrued expenses	190,703	26,188	365,152

CASH USED FOR OPERATING ACTIVITIES	(68,433)	(98,959)	(623,173)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments received on note receivable-related party		1,567	46,500
Issuance of note receivable			(208,648)
proceeds from sale of r/e	-		330,023
Purchase of fixed assets			(41,500)
CASH USED FOR INVESTING ACTIVITIES	-	1,567	126,375

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Common stock			374,538
Proceeds from related party debt		7,644	345,381
Borrowings on related party debt	74,540	57,510	74,540
Principal payments on related party debt		(2,500)	(289,585)

CASH PROVIDED BY FINANCING ACTIVITIES	74,540	62,654	504,874

NET DECREASE IN CASH	6,107	(34,738)	8,076

CASH AT BEGINNING OF YEAR	1,969	35,443	0

CASH AT YEAR END	$ 8,076	$ 705	$ 8,076

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$ -	$ -	$ 10,914
Cash paid for income taxes	$ -	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued to settle related party debt	$ -	$ -	$ 72,759
Shares issued for property	$ -	$ -	$ 1,517,200
Forgiveness of related party debt	$ -	$ -	$ 226,334

The accompanying notes are an integral part of these financial statements.

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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Empyrean has incurred net losses of $371,401 through the six months ended June 30, 2008, which increased the accumulated deficit to $2,530,602 as of June 30, 2008. These conditions raise substantial doubt about Empyrean's ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock as well as seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if Empyrean is unable to continue as a going concern.

NOTE 3 - NOTES PAYABLE – RELATED PARTY

Advances made to the Company by Tom Bojadzijev before his termination as a real estate consultant for the company continue to accrue interest at 8% per annum. The amount of this Note is $18,095 inclusive of accrued interest through June 30, 2008.

During the current period, Empyrean received advances totaling $31,360 from a Director of the company’s wholly owned subsidiary, Empyrean Construction, Inc.  The loan bears interest at 8% per annum and $17,200 has been repaid reducing the amount payable to $45,038 as of June 30, 2008.

As no further advances have been received from IMR, LLC during the period ending June 30, 2008 the total outstanding amount due to IMR  including interest has increased minimally to $146,728. This Note incurs interest at the rate of 8% per annum and is payable on demand.

Advances made by an officer total $3,800 as of June 30, 2008.

NOTE 4 – SALE OF REAL ESTATE.

As previously mentioned in the 1st Quarter 2008 report as a subsequent event , a lot owned by the company in Kewaskum, Wisconsin was sold in early April 2008 for $45,000 and the net proceeds of $41,903 received were used as working capital and for other corporate activities.

NOTE 5-COMMON STOCK

On June 27,2008, the Company has awarded 1,750,000 shares of common stock to its officer for past consulting services. The shares are to be issued before August 2008

Item 2.  Management's Discussions and Analysis of Financial Condition and Results of Operations.

The company continues to pursue its long-term corporate development plan to become a diversified holding company that will eventually provide competitive returns to shareholders and investors. Due to the current difficult economic situation, however, progress for this quarter has been slow. A brief report on the present situation for the Company’s subsidiaries follows.

Empyrean Properties, Inc. (“Empyrean Properties”):

In April 2008 another lot in Kewaskum, Wisconsin was sold and the net proceeds of $41,903 were used as working capital. The company now only owns one lot in Green Bay, Wisconsin   with a carrying value of  $97,000. With the present serious downturn in the real property market it is doubtful that Empyrean Properties will be active till financing is obtained or share swaps for real properties can be found.

Empyrean Staffing, Inc. (“Empyrean Staffing”)

Since the termination of its short lived payroll processing business at the end of last year, Empyrean Staffing has remained dormant. The financing needed for this subsidiary to make a fresh start as a P.E.O, as outlined in its business plan, has been included in the financing package being pursued for the company

Empyrean Financial Services, Inc. (“EFS”)

 EFS will also remain a dormant subsidiary until funds are obtained to reactive the PEO business for Empyrean Staffing.

Empyrean Construction, Inc., (“Empyrean Construction”)

Empyrean Construction holds general contractor’s licenses for the States of California and Nevada. Though only a few small jobs have been successfully completed to-date, the marketing strategies formulated to cater for the difficult period being faced by the construction industry has recently started to produce results.

The unanticipated slow progress experienced in the 1st quarter of 2008 has made the reduction of one employee necessary. Two well qualified and experienced employees, however, remain in employment and top priority is being given to obtaining the financing needed to finalize agreements for the projects recently identified.

The objective of offering a majority interest in Empyrean Construction to an entity that will contribute industry expertise, related services, goodwill and existing development projects remains a possibility.

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

A recent offer from a financing company to provide a $10 million Equity line of Credit is under consideration but there can be no guarantee that any such financing will be successful or that it will be made available at terms that are beneficial to the Company.

Without obtaining additional financing, on favorable terms, the Company may be forced to scale back or halt the development of the various businesses of its subsidiaries.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Holders of Company stock may be faced with the inability to liquidate part or all of their investment on terms which are financially profitable.  Because an investment in Company stock is highly speculative, investors must be prepared to lose some or all of their investment.

Item 4.  Controls and Procedures

As of June 30, 2008, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of our chief executive officer and chief financial officer.  Based on and as of the date of such evaluation, the aforementioned officers have concluded that our disclosure controls and procedures are not effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(F) and 15d-15(f) under the 1934 Act) during the period ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 5. Other information

Board meetings:

1.

The Board of Directors, at a special meeting held in Houston, Texas on June 26, 2008  acknowledged and recorded  that the sole officer and Director of the company continues to provide his full time services without any compensation. Compensation in the form of restricted shares and consulting fees was approved but cash payments will only be due for payment when the company has obtained the financing being pursued.

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

Date: August 19 , 2008