Form 10-Q
period 2008-09-30
EMPYREAN HOLDINGS, INC
filed 2008-12-19
CIK 1076886

CONTRARY TO THE RULES OF THE SEC, THE COMPANY’S FINANCIAL STATEMENTS INCLUDED IN THIS FILING HAVE NOT BEEN REVIEWED BY AN INDEPENDENT PUBLIC ACCOUNTANT IN ACCORDANCE WITH PROFESSIONAL STANDARDS FOR CONDUCTING SUCH REVIEWS.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One) [X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended __September 30, 2008_
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

            Yes   (__) No (X)

As of Sept 30, 2008, there were 12,008,066 shares of common stock issued and outstanding

Note: * Includes 22,501 shares “on hold” and awaiting return from third party

CONTRARY TO THE RULES OF THE SEC, THE COMPANY’S FINANCIAL STATEMENTS INCLUDED IN THIS FILING HAVE NOT BEEN REVIEWED BY AN INDEPENDENT PUBLIC ACCOUNTANT IN ACCORDANCE WITH PROFESSIONAL STANDARDS FOR CONDUCTING SUCH REVIEWS.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Following are the unaudited financial statements for the period ended September 30, 2008:

EMPYREAN HOLDINGS, INC
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
	Sept 30, 2008	December 31, 2007

CURRENT ASSETS
Cash	3,618	$1,969
Prepaid expenses	12,398	7,500
Account Receivable	1,495	1,495
Employee Advance	9,500	-
Contractor License Bonds	10,006	-
Deposits	1,175	1,175
Real Estate Held For Sale	97,000	202,000
Total current assets	135,192	$ 214,139

Fixed Assets, net of accumulated depreciation of $11,168 and $2,792 respectively	30,332	38,708

TOTAL ASSETS	$165,524	$252,847

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable - trade	144,106	$64,979
Accrued expenses	180,000
Note Payable - related parties	218,406	157,238
Total current liabilities	542,512	222,217

COMMITMENTS AND CONTINGENCIES		-

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par, 200,000,000 shares authorized, 15,140,000 shares issued and outstanding	15,140	15,140
Common stock, $0.001 par value per share; 1,000,000,000 shares authorized; 12,008,066 shares issued and outstanding	12,008	10,258
Additional paid-in capital	1,815,734	1,791,234

Accumulated deficit during development stage	(2,219,870)	-1,786,002
Total stockholders' deficit	-376,687	30,630

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$165,524	$252,847

CONTRARY TO THE RULES OF THE SEC, THE COMPANY’S FINANCIAL STATEMENTS INCLUDED IN THIS FILING HAVE NOT BEEN REVIEWED BY AN INDEPENDENT PUBLIC ACCOUNTANT IN ACCORDANCE WITH PROFESSIONAL STANDARDS FOR CONDUCTING SUCH REVIEWS.

(A Development Stage company)
CONSOLIDATED STATEMENTS OF INCOME & EXPENSES
Three Months and Nine Months Ended Sept 30, 2008 and 2007 and the
Period from December 30, 2004 (Inception) through Sept 30, 2008
(Unaudited)
	Three Months Ended Sept 30		Nine Months Ended Sept 30		Inception through Jun 30,2008	Inception through Sept 30,2008
	2008	2007	2008	2007
INCOME
Rental Income		8,559		8,559	6,714	6,714
Construction Income	51,522	-	59,779		8,257	59,779
Payroll Processing and Other	-	-			16,564	16,564
Sale of real estate	-	180,500	94,000	180,500	978,200	978,200
Total Income	51,522	189,059	153,779	189,059	1,009,735	1,061,257

COST AND EXPENSES
Cost of real estate sold	-	170,000	114,677	170,000	1,133,146	1,133,146
General and administrative	54,548	198,053	259,190	316,857	1,374,315	1,428,863
Compensation Expense	60,000		206,250		146,250	206,250
Impairment of Note receivable - related party	-	78,738	-	78,738	162,148	162,148
Loss on abandonment of property held for sale	-		-		154,354	154,354
Total Costs and Expenses	114,548	446,791	580,117	565,595	2,970,213	3,084,761
OTHER INCOME (EXPENSES)
Interest income (expense)	560	1,673	(7,530)	4,380	(81,445)	(80,584)
Cost of recapitalization	-				(115,479)	(115,479)
						-
Total other income (expenses)	560	1,673	(7,530)	4,380	(196,924)	(196,063)

NET LOSS	(62,165)	(256,059)	(433,567)	(372,156)	(2,157,402)	(2,219,567)
						-
Deemed dividend on preferred stock issuance	-	-		373,200	373,200	373,200
Net loss attributable to common shareholders	(62,466)	(256,059)	(433,868)	(745,356)	(2,530,602)	(2,593,068)

CONTRARY TO THE RULES OF THE SEC, THE COMPANY’S FINANCIAL STATEMENTS INCLUDED IN THIS FILING HAVE NOT BEEN REVIEWED BY AN INDEPENDENT PUBLIC ACCOUNTANT IN ACCORDANCE WITH PROFESSIONAL STANDARDS FOR CONDUCTING SUCH REVIEWS.

TOTAL BASIC AND DILUTED NET LOSS PER SHARE	(0.01)	(0.03)	(0.04)	(0.08)
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	10,287,167	9,858,066	10,316,333	9,858,066

CONTRARY TO THE RULES OF THE SEC, THE COMPANY’S FINANCIAL STATEMENTS INCLUDED IN THIS FILING HAVE NOT BEEN REVIEWED BY AN INDEPENDENT PUBLIC ACCOUNTANT IN ACCORDANCE WITH PROFESSIONAL STANDARDS FOR CONDUCTING SUCH REVIEWS.

(A Development Stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended Sept 30, 2008 and 2007 and the
Period from December 30, 2004 (Inception) through Sept 30, 2008
(Unaudited)

	Nine Months Ended Sept 30,		Inception Through December 31	Inception Through Sept 30
CASH FLOWS FROM OPERATING ACTIVITIES	2008	2007	2007	2008

Net income	(433,868)	(372,156)	(1,786,002)	(2,219,870)
Adjustments to reconcile net income to net cash used for operating activities:
Stock issued for services	26,250		251,000	277,250
Stock based compensation	-		120,000	120,000
Cost of recapitalization	-		115,479	115,479
Loss on sale of property	-	3,038	43,977	43,977
Loss on abandoned	-		154,354	154,354
Impairmentloss on property		78,738	11,500	11,500
Write down of related party n/r and n/p			162,148	162,148
Depreciation expense	8,376		24,024	32,400
Changes in operating assets and liabilities:
Other assets		-	(8,674)	(8,674)
Receivables			(1,495)	(1,495)
Prepaid expenses and Other current assets	(24,404)	(9,091)		(24,404)
Land held for sale	105,000		184,500	289,500
Accounts payable and accrued expenses	259,127	12,848	174,449	433,576

CASH USED FOR OPERATING ACTIVITIES	(59,519)	(286,623)	(554,740)	(614,259)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments received on note receivable-related party		-	46,500	46,500
Issuance of note receivable		94,486	(208,648)	(208,648)
proceeds from sale of r/e	-	166,963	330,023	330,023
Purchase of fixed assets			(41,500)	(41,500)
CASH USED FOR INVESTING ACTIVITIES	-	261,449	126,375	126,375

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Common stock			374,538	374,538
Proceeds from related party debt		7,644	345,381	345,381
Borrowings on related party debt	94,841	-	-	94,841
Principal payments on related party debt	(33,673)	(6,842)	(289,585)	(323,258)

CONTRARY TO THE RULES OF THE SEC, THE COMPANY’S FINANCIAL STATEMENTS INCLUDED IN THIS FILING HAVE NOT BEEN REVIEWED BY AN INDEPENDENT PUBLIC ACCOUNTANT IN ACCORDANCE WITH PROFESSIONAL STANDARDS FOR CONDUCTING SUCH REVIEWS.

CASH PROVIDED BY FINANCING ACTIVITIES	61,168	802	430,334	491,502

NET DECREASE IN CASH	1,649	(24,372)	1,969	3,618

CASH AT BEGINNING OF YEAR	1,969	35,443	-	0

CASH AT YEAR END	3,618	11,071	1,969	3,618

CONTRARY TO THE RULES OF THE SEC, THE COMPANY’S FINANCIAL STATEMENTS INCLUDED IN THIS FILING HAVE NOT BEEN REVIEWED BY AN INDEPENDENT PUBLIC ACCOUNTANT IN ACCORDANCE WITH PROFESSIONAL STANDARDS FOR CONDUCTING SUCH REVIEWS.

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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Empyrean has incurred net losses of $433,868 through the nine months ended September 30, 2008, which increased the accumulated deficit to $2,593,068 as of September 30, 2008. These conditions raise substantial doubt about Empyrean's ability to continue as a going concern. Management is working diligently to raise additional capital through sales of common stock as well as seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if Empyrean is unable to continue as a going concern.

NOTE 3 - NOTES PAYABLE – RELATED PARTY

Advances made to the Company by Tom Bojadzijev before his termination as a real estate consultant for the company continue to accrue interest at 8% per annum. The amount of this Note is $18,396 inclusive of accrued interest through September 30, 2008.

During the current period, Empyrean received advances totaling $4,700 from a Director of the company’s wholly owned subsidiary, Empyrean Construction, Inc.  The loan bears interest at 8% per annum and the amount payable to $45,038 as of September 30, 2008.

As no further advances have been received from IMR, LLC during the period ending September 30, 2008 the total outstanding amount due to IMR  including interest has increased minimally to $146,728 This Note incurs interest at the rate of 8% per annum and is payable on demand.

Advances made by an officer total $21,107 as of September 30, 2008.

NOTE 5-COMMON STOCK

The 1,750,000 shares of common stock awarded by the company to its officer for past consulting services was issued on August 20, 2008

CONTRARY TO THE RULES OF THE SEC, THE COMPANY’S FINANCIAL STATEMENTS INCLUDED IN THIS FILING HAVE NOT BEEN REVIEWED BY AN INDEPENDENT PUBLIC ACCOUNTANT IN ACCORDANCE WITH PROFESSIONAL STANDARDS FOR CONDUCTING SUCH REVIEWS.

Item 2.  Management's Discussions and Analysis of Financial Condition and Results of Operations.

The economic slow down exacerbated by the serious problems experienced by the financial sector has had a detrimental effect on the company making any significant progress on its long-term corporate development plan. The quest to become a diversified holding company that will eventually provide competitive returns to shareholders and investors, however, remains high on its priority list. The progress for this quarter has therefore been slow and many setbacks were beyond management’s control. A brief report on the present situation for the Company’s subsidiaries follows.

Empyrean Properties, Inc. (“Empyrean Properties”):

Efforts made to sell or to obtain financing using the lot in Green Bay, Wisconsin that the company owns as collateral has not been successful. The lot has an appraised value of $104,000 and  with the present serious downturn in the real property market it is doubtful that Empyrean Properties will be active till financing is obtained or share swaps for real properties can be found.

Empyrean Staffing, Inc. (“Empyrean Staffing”)

Since the termination of its short lived payroll processing business at the end of last year, Empyrean Staffing remains dormant. The financing needed for this subsidiary to make a fresh start as a P.E.O, as outlined in its business plan, has been included in the financing package being pursued for the company

Empyrean Financial Services, Inc. (“EFS”)

 EFS has also remained dormant and this will continue until funds are obtained to reactivate the PEO business for Empyrean Staffing.

Empyrean Construction, Inc., (“Empyrean Construction”)

Due to the difficult economic environment and the uncertainty of the time period necessary to a substantial recovery of the construction industry, on October 24, 2008 management decided to shut down Empyrean Construction, Inc. as soon as was reasonably possible.  As a result management has since closed the California office and discontinued all operations of Empyrean Construction, Inc. completely and indefinitely.

Liquidity

During the next 12 months, significant working capital will be needed to fund Empyrean Construction , to develop  the company’s other subsidiaries and to pursue other business opportunities.

CONTRARY TO THE RULES OF THE SEC, THE COMPANY’S FINANCIAL STATEMENTS INCLUDED IN THIS FILING HAVE NOT BEEN REVIEWED BY AN INDEPENDENT PUBLIC ACCOUNTANT IN ACCORDANCE WITH PROFESSIONAL STANDARDS FOR CONDUCTING SUCH REVIEWS.

Though several sources of financing are being reviewed a firm decision has yet to be made on the type of financing or the amounts to be raised for executing its business plan.  It appears at this stage that either equity or debt financing, or a combination of both, may be needed to raise sufficient capital to advance the Company’s business.

An offer from a financing company to provide a $10 million Equity line of Credit is under consideration but there can be no guarantee that any such financing will be successful or that it will be made available at terms that are beneficial to the Company.

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

Item 4.  Controls and Procedures

As of  September 30, 2008, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of our chief executive officer and chief financial officer.  Based on and as of the date of such evaluation, the aforementioned officers have concluded that our disclosure controls and procedures are not effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(F) and 15d-15(f) under the 1934 Act) during the period ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CONTRARY TO THE RULES OF THE SEC, THE COMPANY’S FINANCIAL STATEMENTS INCLUDED IN THIS FILING HAVE NOT BEEN REVIEWED BY AN INDEPENDENT PUBLIC ACCOUNTANT IN ACCORDANCE WITH PROFESSIONAL STANDARDS FOR CONDUCTING SUCH REVIEWS.

PART II — OTHER INFORMATION

Item 5. Other information

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

Date: December 19, 2008