Form 10-Q/A
period 2008-06-30
EMPYREAN HOLDINGS, INC
filed 2009-03-06
CIK 1076886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDED FORM 10-Q

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

As of March 03, 2009 there were 12,008,066 shares of common stock issued and outstanding

Note: * Includes 22,501 shares “on hold” and awaiting return from third party

EXPLANATORY PARAGRAPH

The Company filed a Form 10-Q on August 19, 2008 which had not been reviewed by an independent public accountant, as required by SEC Rules.  The Company has subsequently submitted this report, and the financial statements included herein, for review by its independent public accountant and is filing this amended 10Q with changes made pursuant to that review process.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Following are the unaudited financial statements for the period ended June 30, 2008:

EMPYREAN HOLDINGS, INC
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
(Unaudited)
	June 30, 2008	December 31, 2007
CURRENT ASSETS
Cash	$ 8,076	$ 1,969
Prepaid expenses	6,172	7,500
Account Receivable	1,175	1,495
Employee Advances	9,000	-

Deposits	1,495	1,175
Real Estate Held For Sale	97,000	202,000
Total current assets	122,918	214,139

Fixed Assets, net of accumulated depreciation of $8,376, and $2,792 respectively	33,124	38,708

TOTAL ASSETS	$ 156,042	$ 252,847

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable - trade	$ 129,453	$ 64,979
Accrued expenses	120,000
Note Payable - related parties	230,968	157,238
Total current liabilities	480,421	222,217

COMMITMENTS AND CONTINGENCIES		-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par, 200,000,000 shares authorized, 15,140,000 shares issued and outstanding	15,140	15,140
Common stock, $0.001 par value per share; 1,000,000,000 shares authorized; 12,008,099 and 10,258,066 shares issued and outstanding, respectively	12,008	10,258
Additional paid-in capital	1,815,734	1,791,234

Accumulated deficit during development stage	(2,167,261)	(1,786,002)
Total stockholders' equity (deficit)	(324,379)	30,630

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 156,042	$ 252,847

The accompanying notes are an integral part of these financial statements.

EMPYREAN HOLDING, INC
(A Development Stage company)
CONSOLIDATED STATEMENTS OF INCOME & EXPENSES
Three Months Ended June 30, 2008 and 2007 and the
Six Months Ended June 30, 2008 and 2007 and the
Period from December 30, 2004 (Inception) through June 30, 2008
(Unaudited)

Three Months Ended June 30		Six Months Ended June 30
					Inception through June 30, 2008
	2008	2007	2008	2007
INCOME
Rental Income	-				6,714
Construction Income	-		8,257		8,257
Payroll Processing and Other	-				16,564
Sale of real estate	45,000		94,000		978,200
Total Income	45,000	-	102,257	-	1,009,735

COST AND EXPENSES
Cost of real estate sold	48,874		122,971		1,138,924
General and administrative	115,999	98,386	206,205	118,804	1,524,645
Compensation Expense	146,250		146,250
Impairment of Note receivable - related party	-		-		162,148
Loss on abandonment of property held for sale	-		-		154,354
Total Costs and Expenses	311,123	98,386	475,426	118,804	2,980,071

OTHER INCOME (EXPENSES)
Interest income (expense)	(5,321)	995	(8,090)	2,707	(81,445)
Cost of recapitalization	-				(115,479)
					-
Total other income (expenses)	(5,321)	995	(8,090)	2,707	(196,924)

NET LOSS	(271,444)	(97,391)	(381,259)	(116,097)	(2,167,260)

Deemed dividend on preferred stock issuance	-	373,200		373,200	373,200
Net loss attributable to common shareholders	(271,444)	(470,591)	(381,259)	(489,297)	(2,540,460)

TOTAL BASIC AND DILUTED NET LOSS PER SHARE	(0.03)	(0.05)	(0.04)	(0.05)
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	10,316,333	9,858,066	10,287,167	9,858,066

The accompanying notes are an integral part of these financial statements.

EMPYREAN HOLDING, INC
(A Development Stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2008 and 2007 and the
Period from December 30, 2004 (Inception) through June 30, 2008
(Unaudited)

		Six Months Ended Jun 30,	Inception Through Jun 30
CASH FLOWS FROM OPERATING ACTIVITIES	2008	2007	2008

Net loss	(381,259)	(116,097)	(2,167,261)
Adjustments to reconcile net loss to net cash
used for operating activities:
Stock issued for services	26,250		277,250
Stock based compensation	-		120,000
Cost of recapitalization	-		115,479
Loss on sale of property	-		43,977
Loss on abandoned	-		154,354
Impairment loss on property	-		11,500
Write down of related party n/r and n/p	-		162,148
Depreciation expense	5,584		29,608
Changes in operating assets and liabilities:
Other assets		(9,050)
Receivables	8,995		7,500
Prepaid expenses and Other current assets	(16,667)		(25,341)
Land held for sale	105,000		289,500
Accounts payable and accrued expenses	184,474	26,188	358,923

CASH USED FOR OPERATING ACTIVITIES	(67,623)	(98,959)	(622,363)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments received on note receivable-related party	-	1,567	46,500
Issuance of note receivable	-	-	(208,648)
proceeds from sale of r/e	-	-	330,023
Purchase of fixed assets	-	-	(41,500)
CASH PROVIDED BY INVESTING ACTIVITIES	-	1,567	126,375

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Common stock	-	-	374,538
Proceeds from related party debt	110,930	7,644	456,311
Proceeds from debt		57,510
Principal payments on related party debt	(37,200)	(2,500)	(326,785)

CASH PROVIDED BY FINANCING ACTIVITIES	73,730	62,654	504,064

NET CHANGE IN CASH	6,107	(34,738)	8,076

CASH AT BEGINNING OF YEAR	1,969	35,443	0

CASH AT YEAR END	$ 8,076	$ 705	$ 8,076

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued to settle related party debt	$ -	$ -	$ 72,759
Shares issued for property	$ -	$ -	$ 1,517,200
Forgiveness of related party debt	$ -	$ -	$ 226,334

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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Empyrean has incurred net losses of $381,259 through the six months ended June 30, 2008, which increased the accumulated deficit to $2,167,261 as of June 30, 2008. These conditions raise substantial doubt about Empyrean's ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock as well as seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if Empyrean is unable to continue as a going concern.

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

Advances made by an officer total $21,107 as of June 30, 2008.

NOTE 4 – SALE OF REAL ESTATE.

A lot owned by the company in Kewaskum, Wisconsin was sold in early April 2008 for $45,000.  In addition, another lot was purchased during 2007 for $97,000.

NOTE 5-COMMON STOCK

On June 27,2008, the Company has awarded 1,750,000 shares of common stock, with a value of $26,250 using the quoted market price, to its officer for past consulting services. The shares are to be issued before August 2008.

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

Item 4.  Controls and Procedures

As of June 30, 2008, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of our chief executive officer and chief financial officer.  Based on and as of the date of such evaluation, the aforementioned officers have concluded that our disclosure controls and procedures are not effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. Action to improve our internal control over financial reporting has been taken.  The CEO/FO has institued closer controls of all aspects of account procedures working in close consultation with the Company’s part-time accountant.  There were noother changes in our internal control over financial reporting (as defined in Rules 13a-15(F) and 15d-15(f) under the 1934 Act) during the period ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit No.

Document

Location

3(i)

Articles of Incorporation

Previously Filed

3(ii)

Bylaws

Previously filed

31.1

Section 302 Certification

Included

32.1

Section 906 Certification

Included

____________________________________________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMPYREAN HOLDINGS, INC.

/s/ Robert L. Lee

Robert L. Lee,

President and Director

Date: March,5, 2009