Form 10-K
period 2008-12-31
EMPYREAN HOLDINGS, INC
filed 2009-11-04
CIK 1076886

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

EMPYREAN HOLDINGS, INC.

----------------------------

(Exact name of registrant as specified in its charter)

Nevada	000-30118	88-0413417
State or other jurisdiction of incorporation	Commission File Number	IRS Identification No.

11200 Westheimer Rd., Suite 900, Houston, TX 77042

-------------------------------------------

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number: (713) 243 8714

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class:

Common Stock

Title of Class:

Preferred

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filed).

Yes  [  ]  No [X] (Not required by smaller reporting companies)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company	Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company

Yes  [  ]     No  [X]

As of December 31, 2008, there were 12,008,066* shares of common stock issued and outstanding.  Of those, approx.2, 400,000 were held by non-affiliates of the Company.  The aggregate market value of the voting and non-voting common equity held by non-affiliates computed at $0.011 (the price at which the common stock traded as of June 30, 2009) is $26,400.00.

Note:

* Inclusive of 22,501 shares “on hold” and awaiting return by a third party.

DOCUMENTS INCORPORATED BY REFERENCE

None.

                CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

         Certain statements in this annual report on Form 10-K contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to consummate a merger or business combination, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I.

ITEM 1 BUSINESS

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

As approved at the Special shareholders’ meeting held on January 5, 2005, the Company’s name was changed to Empyrean Holdings, Inc. effective January 25, 2005. The new name was adopted to reflect the Company’s revised business plan to develop and expand as a holding company.

The mission is to develop Empyrean through selective diversification and acquisitions into a profitable multi-based holding company that will provide competitive return on investments.  However, the delay in obtaining funding coupled with the severe downturn in the economy resulted in major set backs in the development of the company’s wholly owned subsidiaries during the year.

Empyrean Staffing, Inc. remained dormant and there does not appear that the Company will be able to continue this business.

Minimal progress was made with Empyrean Construction, Inc. despite having obtained General Contractor’s licenses for the States of Nevada and California. Due to the inability to obtain project financing and the steep decline in the availability of work in the construction industry, the Company shut down all operations of this subsidiary on October 24, 2008.  ,The Sacramento office was closed, and there is presently no intention to restart this business

Since the shutdown of Empyrean Construction, the Company has had no ongoing business activity. During December 2008, an investment agreement was finalized with Dutchess Private Equities Fund. Ltd. for the provision of an Equity Line of Credit for $10,000,000. Dutchess has committed to purchase up to $10,000,000 of the Company’s common stock over the course of 36 months  However, the company is obligated under the Registration Rights Agreement to file an S-1 registration with the SEC for sufficient shares of common stock, and the Company will only be able to access this line of credit after the SEC declares the registration statement effective.  A date for filing the registration statement will not be set until and unless all past due periodic reports are made current.  The company was removed from being listed on the OTC Bulletin Board on December 22, 2008.

This delay in the Company’s ability to access the Dutchess Equity Line of Credit will have a detrimental effect on the Company’s development progress. Numerous possibilities are being pursued to obtain alternative financing, but the depressed economic situation has made this a very difficult task.

The corporate office of the Company is located in an executive suite managed by a large national company, Corporate Office Centers, at 11200 Westheimer Rd., Suite 900, Houston Texas 77042.

Services for basic office requirements are also provided by Corporate Office Centers. The Company has a single full time officer located in this location

ITEM 1A.  RISK FACTORS

Not required by smaller reporting companies.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

(a)

Ownership

In March 2008, one of the three lots in Kewaskum, Wisconsin acquired in June 8, 2007, was sold for $49,000 and this yielded net proceeds of $45,033.  In April 2008, another one of the remaining two lots was sold for $45,000 and net proceeds of $41,903 was obtained.  The total net proceeds of $86,936 received for the sale of these two lots were used as working capital.

After these sales made during the year, the Company, through its wholly owned subsidiary, Empyrean Properties, Inc., owns one remaining real property in Green Bay, Wisconsin.

(b) Office leases

 The current lease agreement with Corporate Office Centers is for two 160 square foot offices located at 11200 Westheimer Rd., Suite 900, Houston Texas, 77042. The term of the lease is month to month and basic rental is $1,580 per month. Extra costs averaging about $250 per month are incurred for other office services and facilities.

The term of the lease agreement with Corporate Office Centers for two 160 square foot offices located at 11200 Westheimer Rd., Suite 900, Houston Texas, 77042 was revised to one year on April 1, 2008, and the basic rental increased to $1,701.30 per month. Extra costs averaging about $250 per month are incurred for other office services and facilities.

Due to the need to reduce company expenses, this lease was modified to only one 160 square foot office for a basic rental of $805 per month on December 1, 2008, and the term of the lease was extended to December 31, 2009.

ECI’s branch office at Las Vegas located at 3960 Howard Hughes Parkway, Suite 500, Las Vegas, Nevada 89109 and leased on a month to month basis from Regus Business Centers for $400 per month was terminated in August 2008.

The ECI office at 817 14th Street, Suite 200, Sacramento, California 95814 that was leased from Sterling Pacific Real Estate for $1,873.50 per month was terminated and the facilities shut down on October 24, 2008

ITEM 3.   LEGAL PROCEEDINGS

1. The condominium located at 12 Coral Way, Key West, FL, and owned by the Company’s wholly owned subsidiary, Tradewinds International Corp. (Tradewinds) was lost through foreclosure action taken by the previous owner and mortgagee, Huck Finn LLC on December 20, 2005.  The full amount of the debt owed on the property is a debt of Tradewinds.  The debt was incurred by Tradewinds prior to the acquisition of Tradewinds stock by the Company and that debt has never been assumed by Empyrean Holdings.  Management believes that, although Tradewinds has no assets with which to pay the debt, that debt is not an obligation of Empyrean.  The Company recognized a loss of $139,000 on abandoned real estate investment.  At the time of the completion of this report, management believes that this property has yet to be resold by Huck Finn LLC.

2. An ex-employee of Empyrean Construction filed a complaint with the U.S. Department of Labor/OSHA and a reply refuting all his allegations was submitted in March 2009.  The Company disputes this claim and believes the claim lack merit.  A recent notice received from the Labor Department stated that the case is ongoing, but even an unfavorable outcome to the case is not expected to have a substantial detrimental affect on the company.

3. The same ex-employee also made a claim for unpaid wages to the US Department of Labor (Wage and Hour Division). A full settlement was obtained for the case by agreeing to pay him $15,604.00 in five (5) quarterly installments.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since the company was delisted from the OTC Bulletin Board it only trades on the Other OTC or Pink Sheets under the symbol EMPY

The average high and low prices of the Company’s stock by quarters are given below:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
For 2007
High	0.07	0.05	0.04	0.03

Low	0.06	0.04	0.03	0.02

For 2008
High	0.032	0.029	0.008	0.02

Low	0.012	0.017	0.015	0.008

At the present time, there are no funds available for the payment of dividends. The Company also does not anticipate paying any dividends in the next twelve months.

Common Stock

The Articles of Incorporation currently authorize the issuance of 1,000,000,000 shares of common stock, with a par value of $0.001.  The holders of the Shares: (a) have equal ratable rights to dividends from funds legally available therefore, when, as, and if declared by the Board of Directors of the Company; (b) are entitled to share ratably in all of the assets of the Company available for distribution upon winding up of the affairs of the Company; (c) do not have preemptive subscription or conversion rights and there are no redemption or sinking fund applicable thereto; and (d) are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of shareholders. These securities do not have any of the following rights: (a) cumulative or special voting rights; (b) preemptive rights to purchase in new issues of Shares; (c) preference as to dividends or interest; (d) preference upon liquidation; or (e) any other special rights or preferences.  In addition, the Shares are not convertible into any other security.  There are no restrictions on dividends under any loan other financing arrangements or otherwise.  See a copy of the Articles of Incorporation, and an amendment thereto, and Bylaws of the Company, attached as Exhibit 3.1, Exhibit 3.2, and Exhibit 3.3, respectively, to this Form 10-SB/A.  As of December 31, 2008, the Company had 12,008,066 shares (inclusive of 22,501 shares ‘on hold’ and awaiting return by a third party) of common stock outstanding.

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

Preferred Stock

The Preferred Stock holders have the right to convert one (1) preferred share to four (4) common shares at their discretion

The Company’s Articles of Incorporation, as amended, authorize 200,000,000 $.001 per share par value of Preferred Stock.  As of December 31, 2008, the Company had issued and outstanding 15,140,000 shares of Preferred Stock.

Share Purchase Warrants

At December 31, 2008, no share purchase warrants were outstanding.

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

Recent Sales of Unregistered Securities

 None

ITEM 6.  SELECTED FINANCIAL DATA

Not required by smaller reporting companies.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company will require significant working capital for the next 12 months. A revised Business Plan is being prepared for the Company to raise funds through a private placement or the sale of shares through public registration. Management believes that its working capital requirements over the next 12 months will be approximately $5,000,000 for general overhead and the development of new business

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required by smaller reporting companies.

ITEM 8.  FINANCIAL STATEMENTS

CONTRARY TO THE RULES OF THE SEC, THE COMPANY’S FINANCIAL STATEMENTS INCLUDED IN THIS FILING HAVE NOT BEEN AUDITEDD BY AN INDEPENDENT PUBLIC ACCOUNTANT IN ACCORDANCE WITH PROFESSIONAL STANDARDS FOR CONDUCTING SUCH REVIEWS.

EMPYREAN HOLDINGS, INC
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

	December 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	3,403	$1,969
Prepaid expenses	4,843	7,500
Account Receivable	1,495	1,495
Employee Advance	9,500	-
Contractor License Bonds	10,006	-
Deposits	1,175	1,175
Real Estate Held For Sale	97,000	202,000
Total current assets	127,421	$ 214,139

Fixed Assets, net of accumulated depreciation of $11,168 and $2,792 respectively	27,540	38,708
TOTAL ASSETS	$154,962	$252,847

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable - trade	130,924	$64,979
Accrued expenses	210,000
Note Payable - related parties	242,405	157,238
Total current liabilities	583,329	222,217

COMMITMENTS AND CONTINGENCIES		-

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par, 200,000,000 shares authorized, 15,140,000 shares issued and outstanding	15,140	15,140
Common stock, $0.001 par value per share; 1,000,000,000 shares authorized; 12,008,066 shares issued and outstanding	12,008	10,258
Additional paid-in capital	1,815,734	1,791,234

Accumulated deficit during development stage	(2,271,249)	-1,786,002

Total stockholders' deficit	-428,367	30,630

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$154,962	$252,847

The accompanying notes are an integral part of these consolidated financial statements

EMPYREAN HOLDING, INC
(A Development Stage company)
CONSOLIDATED STATEMENTS OF INCOME & EXPENSES
Years Ended December 31, 2008 and 2007
(Unaudited)
	Year ended December 31		Inception through December 31, 2008

	2008	2007
INCOME
Rental Income	-	-	6,714
Construction Income	59,779	-	59,779
Payroll Processing and Other	-	16,564	16,564
Sale of real estate	94,000	525,500	978,200
Total Income	153,779	542,064	1,061,257
COST AND EXPENSES
Cost of real estate sold	111,582	601,778	1,130,051
General and administrative	283,965	623,508	1,452,818
Compensation Expense	236,250		236,250
Impairment of Note receivable-related party	-	162,148	162,148
Loss on abandonment of property held for sale	-	-	154,354
Total Costs and Expenses	631,797	1,387,434	3,135,621
OTHER INCOME (EXPENSES)
Interest income (expense)	(7,229)	5,071	(80,283)
Cost of recapitalization	-	-	(115,479)
Total other income (expenses)	(7,229)	5,071	(195,762)
NET LOSS	(485,247)	(840,299)	(2,270,126)

Deemed dividend onpreferred stock issuance	-	-	373,200
Net loss attributable to common shareholders	(485,247)	(840,299)	(2,640,008)

TOTAL BASIC AND DILUTED NET LOSS PER SHARE	(0.04)	(0.09)
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	10,900,532	9,871,217

The accompanying notes are an integral part of these consolidated financial statements

EMPYREAN HOLDINGS INC
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY FROM INCEPTION TO DECEMBER 31, 2008
	Preferred		Common		APIC	Deficit Accumulated During the Development Stage	Total
	Shares	Amount	Shares	Amount
Stock issued for:
- 25% stock dividend declared in July 2004			50,000,000	50,000	(50,000)		-
-reverse acquisition			200,000,000	200,000	(200,000)		-
-reverse split declared Jun 26, 2004			(245,000,000)	(245,000)	245,000		-
Net Loss						(75)	(75)

Balances, December 31, 2004	-	-	5,000,000	5,000	(5,000)	(75)	(75)

Stock issued for:
- 25% stock dividend declared in July 2005			24,978,988	24,979	(24,979)		-
-reverse acquisition	10,000,000	10,000	68,765,951	68,766	(76,228)		2,538
-reverse split declared Jun 26, 2005			(121,269,873)	(121,270)	121,270		-
-services			30,000,000	30,000	150,000		180,000
Net Loss						(614,703)	(614,703)

Balances, December 31, 2005	10,000,000	10,000	7,475,066	7,475	165,063	(614,778)	(432,240)

Stock Issued for:
- debt			150,000	150	303,615		303,765
-Services			2,233,000	2,233	176,097		178,330
-property	1,000,000	1,000			252,664		253,664
Debt forgiveness					518,335		518,335
Net Loss						(330,925)	(330,925)

Balances, December 31, 2006	11,000,000	$ 11,000	9,858,066	$ 9,858	$1,415,774	$ (945,703)	$ 490,929

Stock issued for:
-property	4,140,000	4,140			741,060		745,200
-services			400,000	400	7,600		8,000
Deemed Dividend					(373,200)		(373,200)
Net Loss						(840,299)	(840,299)

Balances, December 31, 2007	15,140,000	15,140	10,258,066	10,258	1,791,234	(1,786,002)	30,630

Stock issued for:							-
-property							-
-services			1,750,000	1,750	24,500		26,250
Deemed Dividend							-
Net Loss						(485,247)	(485,247)

Balances, December 31, 2008	15,140,000	15,140	12,008,066	12,008	1,815,734	(2,271,249)	(428,367)

The accompanying notes are an integral part of these consolidated financial statements

Empyrean Holdings Inc
Statements of Cash Flows
			Inception
	Year Ended	Year Ended	Through
	December 31, 2008	December 31, 2007	December 31, 2008
Cash Flows From Operating Activites
Net income (loss)	(485,247)	(840,299)	(2,271,249)
Adjustments to reconcile net loss to cash
provided by (used in) operating activites
Depreciation and Amortization	11,168	2,792	35,192
Stock issued for services	24,278	8,000	275,278
Stock based compensation	-	-	120,000
Cost of recapitalization	-	-	115,479
Bad Debt	-	162,149	162,149
Loss on sale of property	-	-	43,977
Impairment loss on property	-	-	11,500
Loss on abandoned investment property	-	-	154,354
Changes in:
AR	-	(1,495)	(1,495)
OCA	(16,848)	(8,150)	(25,523)
Land Held for sale	105,000	184,500	289,500
Accounts payable and accrued expenses	275,945	49,067	450,394

Net Cash (Used)Provided by Operating Activities	(85,704)	(443,436)	(640,444)

Cash Flows from Investing Activities
Payment received on note receivable	-	46,500	46,500
Purchase of fixed Assets	-	(41,500)	(41,500)
Proceeds from sale of real estate	-	-	330,023
Issuance of note receivable	-	(108,648)	(208,648)
Net Cash used in Investing Activities	-	(103,648)	$126,375

Cash Flows from Financing Activities
Proceeds from issuance of Common stock	-	372,000	374,538
Proceeds from related party debt		247,962	345,381
Borrowings on related party debt	128,036	-	128,036
Principal payments on related party debt	(40,898)	(107,000)	(330,483)
Net cash Provided in (Used)in Financing Activities	87,138	(107,000)	517,472

Net Increase (Decrease) in Cash	1,434	(654,084)	3,403

Cash at Beginning of Year	1,969	35,443	-

Cash at Year End	3,403	(618,641)	3,403

The accompanying notes are an integral part of these consolidated financial statements

EMPYREAN HOLDINGS, INC.

 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - BASIS OF PRESENTATION

Nature of business: Empyrean Holdings, Inc. (“Empyrean”) was incorporated in Nevada on December 30, 2004.  Empyrean is a development stage entity whose activities to date have included business planning, capital raising activities and limited purchases and sales of real estate.

The delay in obtaining funding exacerbated by the severe downturn in the economy resulted in little progress being made in the development of the company’s wholly owned subsidiaries during the year. Empyrean Staffing, Inc. remained dormant and minimal progress was made with Empyrean Construction, Inc. despite having obtained General Contractor’s licenses for the States of Nevada and California. Due to the inability to obtain project financing and the severe downturn in the construction industry a decision was taken to shut down all operations of this subsidiary on October 24, 2008 . The Sacramento office was closed and with little indication available on the time period necessary for a substantial recovery in the construction industry, there is presently no intention to restart this business.

Use of Estimates.  In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statements of income and expenses.  Actual results could differ from those estimates.

Principles of Consolidation:  The accompanying financial statements include the accounts of Empyrean and its wholly owned subsidiaries, Tradewinds International Corporation, Empyrean Properties, Inc., Empyrean Construction, Inc. and Empyrean Staffing, Inc. All significant inter-company balances and transactions with consolidated subsidiaries have been eliminated in consolidation.

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

Revenue Recognition: Revenue is recognized when persuasive evidence of an arrangement exists, service has been rendered, the sales price is fixed or determinable, and collectability is reasonably assured.

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

Earnings Per Share: The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2008 and 2007, there were no dilutive securities outstanding.

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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Empyrean has incurred recurring net losses of $485,247 and $840,299 in 2008 and 2007, respectively, and an accumulated deficit of $2,271,249 as of December 31, 2008. These conditions raise substantial doubt about Empyrean's ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock as well as seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if Empyrean is unable to continue as a going concern.

NOTE 3 ABANDONMENT OF REAL ESTATE INVESTMENT PROPERTY

As previously reported, the Key West condominium was lost through foreclosure action taken by Huck Finn, LLC, the Note holder and mortgagee.  As of the date of these financial statements, it is Empyrean’s understanding that the Key West Property has been put on the market for several months by Huck Finn, LLC but not yet sold. In connection with the Key West Property foreclosure, Empyrean has removed both the Key West Property and Senior Secured Note (including related default accruals) from its books and has recognized a loss on abandoned real estate investment property of $139,095.

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

NOTE 4 - INCOME TAXES

Deferred tax assets - NOLs

$ 772,225

Less: valuation allowance

 (772,225)

 --------

Net deferred taxes

$      -

 ========

Empyrean has net operating loss carry-forwards of approximately $2,271,249 at December 31, 2008, which begins expiring in 2025.

+

NOTE 5 – SALE OF REAL ASSETS

In March 2008 one of the three lots in Kewaskum, Wisconsin acquired in June 8, 2007 was sold for $49,000 and this yielded net proceeds of $45,033.In April 2008 another one of the remaining two lots was sold for $45,000 and net proceeds of $41,903 was obtained. The total net proceeds of $86,936 obtained for the sale of these two lots were used as working capital.

As the proceeds received were less than the original carrying value of these assets, the company incurred a loss equal to the excess book value of $17,582.

NOTE 6 – PROPERTY & EQUIPMENT

Property and equipment are carried at cost and as of December 31, 2008, consists solely of furniture and fixtures, computer equipment and software. Depreciation is provided using the straight-line method for financial reporting purposes based on estimated useful lives as shown in the table below. Accumulated depreciation as of December 31, 2008 amounted to $11,168.

	Life (Years)	Cost	Accumulated Depreciation	Net Book Value
Furniture & fixtures	7	14,000	2,500	11,500
Computer Equipments	3	17,500	7,290	10,210
Computer Softwares	3	10,000	4,170	5,830
Total		41,500	13,960	27,540

The cost of asset additions and improvements that extend the useful lives of property and equipment are capitalized. Routine maintenance and repair items are charged to current operations.

NOTE:

Due to the severe financial problems encountered it was not possible to keep up with lease payments for Empyrean Construction’s office at 817 14th Street, Suite 200, Sacramento, California 95814 that was leased from Sterling Pacific Real Estate for $1,873 per month. When the business for this subsidiary was terminated on October 24, 2008, and this office closed the above property and equipment that were all in this office were handed over to the lessor that was owed 6 months rental or $11,241. This arrangement was verbally agreed with the lessor who has not invoiced Empyrean Construction for the unpaid rental.

NOTE 7 – NOTES RECEIVABLE AND PAYABLE - RELATED PARTY

The IMR, LLC Note receivable of $161,648 was impaired at December 31, 2007 due to this company filing for bankruptcy. For the year ended December 31, 2008 there has been no contact of any kind from the bankruptcy court or the Trustee.

For the year ended December 31, 2008 Empyrean’s Note payable due to IMR, LLC, which incurs interest at 8% per annum, has increased to $146,728. The Note payable due to a former real estate consultant who left the company’s service in late 2005 has, inclusive of 8% interest per annum ,increased to $52,038.

During 2008, loans totaling $8,698 were made by an officer to the company.  These advances incur interest at a rate of 8% per annum.

NOTE 8 - COMPENSATION FOR OFFICERS

For 2008 no remuneration in the form of consulting fees and/or allowances was paid. However, 1,750,000 shares of common stock were awarded to an officer on August 20, 2008 for consulting services rendered. These shares had a value, based upon the market price at the date of issue, of $26,250 which was expensed during the year.

NOTE 10 – RECLASSIFICATION

Certain amounts from 2007 have been reclassified to agree with 2008 classifications

NOTE 11 – LEASES

The term of the lease agreement with Corporate Office Centers for two 160 square foot offices located at 11200 Westheimer Rd., Suite 900, Houston Texas, 77042 was revised to one year on April 1, 2008 and the basic rental increased to $1,701.30 per month. Extra costs averaging about $250 per month are incurred for other office services and facilities.

Due to need to reduce company expenses, this lease was modified to only one 160 square foot office for a basic rental of $805 per month on December 1, 2008 and term of the lease extended to June 30, 2009.

ECI’s branch office at Las Vegas located at 3960 Howard Hughes Parkway, Suite 500, Las Vegas, Nevada 89109 and leased on a month to month basis from Regus Business Centers for $400 per month was closed in August 2008 due to the severe downturn in business for the construction industry.

NOTE 12- SUBSEQUENT EVENTS

During July 2009 5,200,000 restricted common shares were sold through a Private Placement to an investor. A warrant that expires on July 12, 2010  for the  purchase of a further  5,200,000 shares were also issued to this investor.

As part of the terms for finalizing an option and sale and purchase agreement with the owner of real property in Santa Barbara, California, 5,000,000 restricted common shares were issued. The company has the right to purchase these shares for $50,000 no later than 6 months from the date of issue.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report (the “Evaluation Date”).  Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles, or GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2009, based on the COSO framework criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive and Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The names, ages, and respective positions of the directors, officers, and significant employees of the Company are set forth below.  Mr. Lee has held his positions since March 2001 and there are no other person(s) who can be classified as a promoter or controlling person of the Company.

Mr.Robert L. Lee, Director, President and CEO, Secretary and Treasurer   Age 66

Mr. Lee obtained his financial management experience from Price Waterhouse and Associates (UK) and also studied consulting methods and systems with the International Society of Organizational Development (US)  He was involved in the plantation industry in Malaysia, Indonesia and Thailand for over 30 years. He served as Senior Advisor and Director of the management company of one of the largest publicly traded plantation groups before he migrated to the US.

He has been registered as a consultant for finance and management of tropical tree crops with the World Bank and has served as an independent consultant for business development projects in the Ivory Coast, Senegal, the Bahamas, Belize, Mexico, Panama and Pakistan.

Code of Ethics

The Company intends to adopt a Code of Business Conduct and Ethics (“Code”) applicable to its officers, directors, and employees, which includes the principal executive officer and the principal financial officer The purpose of the Code will be to provide legal and ethical standards to deter wrongdoing and to promote:

               (a) Honest and ethical conduct;

               (b) Full, fair, accurate, timely and understandable disclosures

               (c) Compliance with laws, rules, and regulations;

               (d) Prompt internal reporting of violations of the Code; and

                (e) Accountability for adherence to the Code.

ITEM 11.  EXECUTIVE COMPENSATION.

For 2008, no remuneration in the form of consulting fees and/or allowances was paid. However, 1,750,000 shares of common stock were awarded to an officer on August 20, 2008 for consulting services rendered. These shares had a value, based upon the market price at the date of issue, of $17,500 which was expensed during the year.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the corporation or any of its subsidiaries.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of this annual report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.

Name and Address	Number of	Percentage of
Beneficial Ownership (2)	Shares	Ownership (1)
Hesperia Advisors Limited
c/o First Independent Trust (Curacao) N.V. 7 Abraham de Veerstraat,P.O. Box 840, Willemstad, Curacao, Netherlands Antilles	5,000,000	41.63%

Robert L. Lee
12400 Brookglade Circle, Unit 63,	3,214,000	26.77%
Houston, TX 77099

William Melchiori	1,235,336	10.29%
15205 Foxboro Drive, Truckee, CA 96161

(1)

The percent of class is based on 12,008,066 shares of common stock issued and outstanding as of December 31, 2008.

(2)

As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days.  Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

Securities Authorized for Issuance under Equity Compensation Plans

We have not adopted any equity compensation plans since our inception.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.  INCLUDE LIST OF DIRECTORS, COMMITTEES ON WHICH THEY SERVE AND IF THEY ARE INDEPENDENT DIRECTORS-

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

2007:

$31,380

2008:

$5,750

2.

Audit-Related Fees:

Aggregate fees billed in each of the last two (2) fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported previously.

2007:

$0

2008:

$0

3.

Tax Fees:

Aggregate fees billed in each of the last two (2) fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

2007:

$0

2008:

$0

4.

All Other Fees:

Aggregate fees billed in each of the last two (2) fiscal years for products and services provided by the principal accountant, other than the services previously reported.

2007:

$0

2008:

$0

5.

Audit Committee Pre-Approval Procedures.  The Board of Directors has not, to date, appointed an Audit Committee.

PART IV

ITEM 15.  EXHIBITS

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Incorporated by Reference
3.2	Bylaws	Incorporated by Reference
31.1 and 31.2	Certifications per Rule 13a-14(a)/15d-14(a)	Included
32.1 and 32.2	Certifications per Section 1350	Included

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPYREAN HOLDINGS, INC.

/s/ Robert L. Lee _

Robert L. Lee, President and CEO

Date:  November 4,2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert L. Lee
Robert L. Lee, President and CEO
Date: November 4,2009