Form 10-Q
period 2009-03-31
EMPYREAN HOLDINGS, INC
filed 2009-12-03
CIK 1076886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One) [X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended __March 31, 2009_
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

As of March 31, 2009, there were 12,008,066* shares of common stock issued and outstanding

Note: * Includes 22,501 shares “on hold” and awaiting return from third party

PART I — FINANCIAL INFORMATION

CONTRARY TO THE RULES OF THE SEC, THE COMPANY’S FINANCIAL STATEMENTS INCLUDED IN THIS FILING HAVE NOT BEEN REVIEWED BY AN INDEPENDENT PUBLIC ACCOUNTANT IN ACCORDANCE WITH PROFESSIONAL STANDARDS FOR CONDUCTING SUCH REVIEWS.

Item 1. Financial Statements.

Following are the unaudited financial statements for the period ended March 31, 2009:

The accompanying notes are an integral part of these consolidated financial statements

EMPYREAN HOLDING, INC

(A Development Stage company)

CONSOLIDATED STATEMENTS OF INCOME & EXPENSES

Three Months Ended March 31, 2009 and 2008 and the

Period from December 30, 2004 (inception) through March 31, 2009

(Unaudited)

	Three Month Ended March 31		Inception through March 31, 2009
	2009	2008	
INCOME			
Rental Income	$ –	$ –	$ 6,714
Construction Income	–	8,257	59,779
Payroll Processing and Other	–		16,564
Sale of real estate	–	49,000	978,200
Total Income	$ –	$ 57,257	$ 1,061,257
COST AND EXPENSES			
Cost of real estate sold	–	74,097	1,130,051
General and administrative	37,935	90,206	1,491,876
Compensation Expense	–		236,250
Impairment of Note receivable-related party	–	–	162,148
Loss on abandonment of property held for sale	–	–	154,354
Total Costs and Expenses	$ 37,935	$ 164,303	$ 3,174,679
OTHER INCOME (EXPENSES)			
Interest income (expense)	(734)	(2,769)	(81,017)
Cost of recapitalization	–	–	(115,479)
Total other income (expenses)	$ (734)	$ (2,769)	$ (196,496)
Net Income/ (Loss)	(38,669)	(109,815)	(2,309,918)
Deemed dividend on preferred stock issuance	–	–	373,200
Net loss attributable to common shareholders	$ (38,669)	$ (109,815)	$ (2,678,677)
TOTAL BASIC AND DILUTED NET LOSS PER SHARE	$ (0.003)	$ (0.011)	
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES	12,008,066	10,258,066

The accompanying notes are an integral part of these consolidated financial statements

The accompanying notes are an integral part of these consolidated financial statements

EMPYREAN HOLDINGS, INC.

 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Empyrean Holdings, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Empyrean’s unaudited 2008 year end financial statements contained in the 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period have been reflected herein.  The results of operations for interim periods are, however, not necessarily indicative of the results to be expected for the full year.

Use of Estimates.  In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statements of income and expenses.  Actual results could differ from those estimates.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Empyrean has incurred net losses of $38,669 through the three months ended March 31, 2009, which increased the accumulated deficit to $2,309,918 as of March 31, 2009. These conditions raise substantial doubt about Empyrean's ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock as well as seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if Empyrean is unable to continue as a going concern.

NOTE 3 - NOTES PAYABLE – RELATED PARTY

Advances made to the Company by a former consultant prior to his termination continue to accrue interest at 8% per annum. The amount of this Note is $18,998 inclusive of accrued interest through March 31, 2009.

During the current period, Empyrean received advances totaling $22,000 from a former Director of the company’s wholly owned subsidiary, Empyrean Construction, Inc.  The loan bears interest at 8% per annum and $3,000 was repaid reducing the amount payable to $52,038 as on March 31, 2008

As the depressed economy made it extremely difficult for a small business to obtain financing a high return on investment loan of $25,000 was obtained from an investor during January 2009.

Repayment of $3,000 was made on the total advances of $25,000 made by an officer reducing the amount payable to $21,734 as on March 31, 2009.

Item 2.  Management's Discussions and Analysis of Financial Condition and Results of Operations.

The severe downturn in the economy continued for the first quarter of 2009. The lack of financing severely curtailed the company from making any progress in its long-term corporate development plan.

However, the overall objective of working towards becoming a diversified holding company providing competitive returns on investment has not changed. With the shut down of operations of Empyrean Construction in October 2008, the company has no ongoing business. There is no intention of restarting the construction business and all the other subsidiaries remain dormant.

.Liquidity

It was decided to obtain a mortgage loan for the sole remaining property the company owns in Green Bay, Wisconsin through Empyrean Properties Inc. to raise working capital.

During the next 12 months, significant working capital will be needed to get the company back on track with its development plans. It is also necessary to obtain interim financing to catch up on the company’s delayed 2008 year end audit and the review of its 10Q filings. It is necessary to catch up with all the delayed SEC filings so that the company can be relisted on the OTCBB.

Though the company finalized a $10 million Equity Line of Credit agreement last December it cannot be activated until the company files an S-1 registration. There can be no guarantee that the interim financing needed will be obtained in a timely manner and even it is obtained that it will be available on terms that are beneficial to the Company.

 These factors and the current recession raise substantial doubts about the Company’s ability to continue as a going concern.  Holders of Company stock may be faced with the inability to liquidate part or all of their investment on terms which are profitable. It must be remembered that an investment in Company stock is highly speculative, and investors must be prepared to lose some or all of their investment.

Item 4.  Controls and Procedures

As of March 31, 2009, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of our chief executive officer and chief financial officer.  Based on and as of the date of such evaluation, the aforementioned officers have concluded that our disclosure controls and procedures are not effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(F) and 15d-15(f) under the 1934 Act) during the period ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 5. Other information

Board meetings:

The Board of Directors, at a special meeting held in Houston, Texas on January 18, 2009  acknowledged and recorded  that the services of Larry Chmielewski as Director of Empyrean Construction , Inc. be recorded as having been terminated by mutual consent on January 15, 2009.

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

Date: December 2, 2009