Form 10-Q
period 2009-06-30
EMPYREAN HOLDINGS, INC
filed 2009-12-03
CIK 1076886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One) [X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended __June 30, 2009_
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [  ] Yes     [ X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]

Accelerated filer [  ]

Non-accelerated filer [  ] (Do not check if a smaller reporting company)

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                Yes   (__) No (X)

As of June 30, 2009, there were 12,008,066 shares of common stock issued and outstanding

Note: * Includes 22,501 shares “on hold” and awaiting return from third party

CONTRARY TO THE RULES OF THE SEC, THE COMPANY’S FINANCIAL STATEMENTS INCLUDED IN THIS FILING HAVE NOT BEEN REVIEWD BY AN INDEPENDENT PUBLIC ACCOUNTANT IN ACCORDANCE WITH PROFESSIONAL STANDARDS FOR CONDUCTING SUCH REVIEWS.

Item 1. Financial Statements.

Following are the unaudited financial statements for the period ended June 30, 2009:

The accompanying notes are an integral part of these consolidated financial statements

The accompanying notes are an integral part of these consolidated financial statements

Empyrean Holding, Inc
(A Development Stage Company)
Consolidated Statements of Cash flows
Six Months Ended June 30, 2009 and 2008 and the
Period from December 30, 2004 (Inception) through June 30, 2009
(Unaudited)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Inception Through June 30, 2009
Cash Flows From Operating Activities			
Net income (loss)	$ (56,233)	$ (371,401)	$ (2,327,482)
Adjustments to reconcile net loss to cash provided by (used in) operating activities			
Depreciation and Amortization	5,584	5,584	40,776
Stock issued for services		26,250	275,278
Stock based compensation	-	-	120,000
Cost of recapitalization	-	-	115,479
Bad Debt	-	-	162,149
Loss on sale of property	-	-	43,977
Impairment loss on property	-	-	11,500
Loss on abandoned investment property	-	-	154,354
Changes in:			
Account Receivable	-	-	(1,495)
Other Current Assets	18,992	(24,569)	(6,531)
Land Held for sale	(7,500)	105,000	282,000
Accounts payable and accrued expenses	(246)	190,703	450,148
Net Cash (Used)Provided by Operating Activities	$ (39,403)	$ (68,433)	$ (679,847)
Cash Flows from Investing Activities			
Payment received on note receivable	$0	-	46,500
Purchase of fixed Assets	-	-	(41,500)
Proceeds from sale of real estate	-	-	330,023
Issuance of note receivable	-	-	(208,648)
Net Cash used in Investing Activities	$ -	$ -	$ 126,375.0
Cash Flows from Financing Activities			
Proceeds from issuance of Common stock	-	-	374,538
Proceeds from related party debt	-	-	345,381
Borrowings on related party debt	25,000	74,540	153,036
Proceeds from mortgage	36,500		36,500
Principal payments on related party debt	(11,370)	-	(341,853)
Net cash Provided in (Used)in Financing Activities	$ 50,130	$ 74,540.0	$ 567,602.0
Net Increase (Decrease) in Cash	10,727	6,107	14,130
Cash at Beginning of Year	3,403	1,969	-
Cash at Quarter End	$ 14,130.0	$ 8,076.0	$ 14,130.0
Cash interest paid	$ 11,259	$ -

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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Empyrean has incurred net losses of $56,233 through the six months ended June 30, 2009, which increased the accumulated deficit to $2,327,482 as of June 30, 2009. These conditions raise substantial doubt about Empyrean's ability to continue as a going concern. The depressed economy has made it extremely difficult to raise additional capital but efforts by management to obtain funds through sales of common stock continue. The financial statements do not include any adjustments that might be necessary if Empyrean is unable to continue as a going concern.

NOTE 3 - NOTES PAYABLE – RELATED PARTY

Advances made by a former consultant before his termination continue to accrue interest at 8% per annum. The amount of this Note is $19,299 inclusive of accrued interest through June 30, 2009.

During the current period, Empyrean received advances totaling $43,518 from a former Director of the company’s dormant wholly owned subsidiary, Empyrean Construction, Inc.  The loan bears interest at 8% per annum and $5,520 has been repaid reducing the amount payable to $43,518 as of June 30, 2009.

For the period ending June 30, 2009 the total outstanding amount due to IMR, including interest, has increased minimally to $146,728. This Note incurs interest at the rate of 8% per annum and is payable on demand.

Advances made by an officer total $21,884 as of June 30, 2009.

NOTE 4 – PROPERTY MORTGAGE LOAN

During June 2009 the company obtained a high interest short term mortgage loan of $36,500 by pledging the unencumbered property in Green Bay Wisconsin owned by its subsidiary Empyrean Properties, Inc. The net proceeds of this loan of $25,241.13 were used for working capital.

Item 2.  Management's Discussions and Analysis of Financial Condition and Results of Operations.

The company continues to pursue its long-term corporate development plan to become a profitable diversified holding company. Due to the continuing depressed economy, however, hardly any progress was made during the quarter.

 The unencumbered property at Green Bay, Wisconsin was mortgaged and the net proceeds of $25,241 used for working capital.

No progress was also made to file the Company’s periodic reports in a form sufficient to enable it to be relisted on the OTCBB. As soon as sufficient funds are obtained, the Company intends to amend and re-file its periodic reports, work towards being relisted and to finalize an S-1 registration. This will allow it to utilize the $10 million Equity Line of Credit available from Dutchess.

Liquidity

During the next 12 months, significant working capital will be needed to recommence the company’s development plans that have been be set back by the difficulty in financing.

To try and raise the interim financing needed, a Private Placement offering has been finalized for stock sales to accredited investors There can be no guarantee, however, that the interim financing needed to amend and re-file the Company’s SEC filings, and to complete the S-1 filing will be obtained in a timely manner

 These factors and the current recession raise substantial doubts about the Company’s ability to continue as a going concern.  Holders of Company stock may be faced with the inability to liquidate part or all of their investment on terms which are profitable. An investment in Company’s stock is highly speculative, and investors must be prepared to lose some or all of their investment.

Item 4.  Controls and Procedures

As of June 30, 2009, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of our chief executive officer and chief financial officer.  Based on and as of the date of such evaluation, the aforementioned officers have concluded that our disclosure controls and procedures are not effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(F) and 15d-15(f) under the 1934 Act) during the period ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 5. Other information

Board meetings:

1.

The Board of Directors, at a special meeting held in Houston, Texas on June 2, 2009 approved the appointment of Mr. William F. Morris and Mr. Christopher A. Rafael to the Board of Directors.

2.

It was also approved that Mr. Marco C. Lizarraga be appointed as Chief Operating Office and that he will serve on a part time basis till the financial position of the company improves...

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

Date: December2 , 2009