Form 10-Q
period 2009-09-30
EMPYREAN HOLDINGS, INC
filed 2009-12-03
CIK 1076886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One) [X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended __September 30, 2009_
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

Yes   (__) No (X)

As of Sept 30, 2009, there were 22,008,066 shares of common stock issued and outstanding

CONTRARY TO THE RULES OF THE SEC, THE COMPANY’S FINANCIAL STATEMENTS INCLUDED IN THIS FILING HAVE NOT BEEN REVIEWED BY AN INDEPENDENT PUBLIC ACCOUNTANT IN ACCORDANCE WITH PROFESSIONAL STANDARDS FOR CONDUCTING SUCH REVIEWS.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Following are the unaudited financial statements for the period ended September 30, 2008:

See accompanying notes to unaudited financial statements.

See accompanying notes to unaudited financial statements.

Empyrean Holding, Inc
(A Development Stage Company)
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2009 and 2008 and the
Period from December 30, 2004 (Inception) through September 30, 2009
(Unaudited)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	Inception through September 30, 2009
Cash Flows From Operating Activites			
Net income (loss)	$ (174,169)	$ (433,868)	$ (2,445,418)
Adjustments to reconcile net loss to cash			
provided by (used in) operating activites			
Depreciation and Amortization	8,376	8,376	43,568
Stock issued for services	-	26,250	275,278
Stock based compensation	-	-	120,000
Cost of recapitalization	-	-	115,479
Bad Debt	-	-	162,149
Gain on sale of property	(973)	-	43,004
Impairment loss on property	-	-	11,500
Loss on abandoned investment property	-	-	154,354
Changes in:			
Account Receivable	-	-	(1,495)
Other Current Assets	18,992	(24,404)	(6,531)
Construction in Progress	(27,414)		(27,414)
Land Held for sale	102,000	105,000	391,500
Accounts payable and accrued expenses	20,127	259,127	470,521
Net Cash (Used)Provided by Operating Activities	$ (53,061)	$ (59,519)	$ (693,505)
Cash Flows from Investing Activities			
Payment received on note receivable	-	-	46,500
Purchase of fixed Assets	-	-	(41,500)
Proceeds from sale of real estate	-	-	330,023
Issuance of note receivable	-	-	(208,648)
Net Cash used in Investing Activities	$ -	$ -	$ 126,375
Cash Flows from Financing Activities			
Proceeds from issuance of Common stock	138,000	-	512,538
Proceeds from related party debt	6,350	-	351,731
Borrowings on related party debt	25,000	94,841	153,036
Proceeds from mortgage	36,500		
Principal payments on property mortgage	(36,500)		
Principal payments on related party debt	(104,265)	(33,673)	(434,748)
Net cash Provided in (Used)in Financing Activities	$ 65,085	$ 61,168	$ 582,557
Net Increase (Decrease) in Cash	12,024	1,649	15,427
Cash at Beginning of Year	3,403	1,969	-
Cash at Quarter End	$ 15,427	$ 3,618	$ 15,427
	-		
Cash Interest Paid	$ 31,513		
Non Cash Item	-		
Shares issued for deposit on Property	$ 50,000

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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Empyrean has incurred net losses of $(174,169) through the nine months ended September 30, 2009, which increased the accumulated deficit to _as of September 30, 2009. These conditions raise substantial doubt about Empyrean's ability to continue as a going concern. Management is working diligently to raise additional capital through sales of common stock as well as seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if Empyrean is unable to continue as a going concern.

NOTE 3 - NOTES PAYABLE – RELATED PARTY

Advances made to the Company by a former consultant before his termination, continue to accrue interest at 8% per annum. The amount of this note is $19,600 inclusive of accrued interest through September 30, 2009.

During the current period, Empyrean received advances totaling $43,518 from a former Director of the company’s wholly owned subsidiary, Empyrean Construction, Inc.  The loan bears interest at 8% per annum and $43,518 has been repaid reducing the amount payable to $0 as of September 30, 2009.

The outstanding amount due to IMR,LLC  including interest has increased  to $146,728 till the end of September 2009 This Note incurs interest at the rate of 8% per annum and is payable on demand.

Advances made by an officer total $7,884 as of September 30, 2009.

NOTE 5-SALE OF PROPERTY

During July 2009 agreement was reached with the Wisconsin Department of Transportation (WI DOT) for an early buyout of the Green Bay, Wisconsin property that they were intending to acquire for a road project.

The company accepted the fair market value of $102,000 offered by WI DOT and the sale was finalized during August 2009. The net proceeds received after deduction for the full settlement of the outstanding amount on the mortgage and the payment of all back property taxes was $63,201. A large portion of these proceeds was used to repay a $25,000 loan from an investor that included a high penalty for delayed payment and the rest was utilized as working capital.

NOTE 6-PURCHASE OF PROPERTY

During July 2009 the Company finalized a Purchase and Sale agreement with the Terri A. Hourigan 2003 Revocable Trust dated May 23, 2003  for the purchase of real property located at 118 N. Patterson, Santa Barbara, California 93111 which is in the development stage for $5,800,000 (Five million eight hundred thousand dollars).

An Option for this purchase was finalized at the same time and payment of the purchase price will be 30 (Thirty) days from the time the option is exercised on the completion of the recordation of the Final Map for the property. The completion is projected to be at the end of 2010 and provisions in the Option allow for the extension of the closing date by the company making extension option deposits to the Seller.

NOTE 7-SALE OF EQUITY

During July 2009 5,200,000 restricted common shares were sold through a Private Placement to an investor. A warrant that expires on July 12, 2010 for the purchase of a further 5,200,000 shares were also issued to this investor.

As part of the terms for finalizing the option and sale and purchase agreement with the owner of real property mentioned above, 5,000,000 restricted common shares were issued. The company has the right to purchase these shares for $50,000 no later than 6 months from the date of issue.

Item 2.  Management's Discussions and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENT NOTICE

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

PLAN OF OPERATION

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

Item 4.  Controls and Procedures

As of  September 30, 2009, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of our chief executive officer and chief financial officer.  Based on and as of the date of such evaluation, the aforementioned officers have concluded that our disclosure controls and procedures are not effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(F) and 15d-15(f) under the 1934 Act) during the period ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 5. Other information

Board meetings.

1.

The Board of Directors at the two meetings held during August 2009 approved (a) the appointment of Mr.William F. Morris as the Executive Architect and Project Manager for the residential development   project at Santa Barbara, California and (b) the consulting fees for the company that prepared all the agreements and documents for the Private Placement being offered by the company.

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