Form 10-K/A
period 2008-12-31
EMPYREAN HOLDINGS, INC
filed 2010-07-27
CIK 1076886

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On November 4, 2009, the company filed its annual report for December 31, 2008, on Form 10-K, SEC file no. 00030118.  Contrary to the rules of the SEC, the Company’s financial statements included in the filing were not audited by an independent public accountant in accordance with professional standards for conducting such reviews.  The Company has since had its financial statements audited for the period ended December 31, 2008.  This amended Form 10K is being filed for the purpose of filing these audited financial statements and revising those sections of the 10K containing financial information and discussions.

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

Empyrean Staffing, Inc. remained dormant and there is no longer any possibility of resuscitating this business.

Minimal progress was made with Empyrean Construction, Inc. despite having obtained General Contractor’s licenses for the States of Nevada and California. Due to the inability to obtain project financing and the steep decline in the availability of work in the construction industry there was no alternative but to shut down all operations of this subsidiary on October 24, 2008 .As losses were running high the Sacramento office was closed and there is presently no intention to restart this business

Since the shutdown of Empyrean Construction, the company has no ongoing business but during December 2008 finalized an Investment agreement with Dutchess Private Equities Fund. Ltd. for the provision of an Equity Line of Credit for $10,000,000 (Ten million dollars) Dutchess has committed to purchase up to $10,000,000 of the company’s common stock over the course of 36 months

However, the company is obligated under the Registration Rights Agreement to file an S-1 registration with the SEC for sufficient shares of common stock and the company will only be able to access this line of credit after the SEC declares the registration statement effective.

As the lack of funds caused the company to be delinquent in its Q 2 and Q 3 10 Q filings the company was removed from being listed on the OTC Bulletin Board on December 22, 2008

Since that time the company only trades on the Other OTC or Pink sheets and every effort continues to be made to catch up on all its delayed 10 Q and 10 K filings to enable the company  to regain its  OTC Bulletin Board listing

This delay in the company’s ability to access the Dutchess Equity Line of Credit will have a detrimental effect on the company’s development progress. Numerous possibilities are being pursued to obtain alternative financing but the depressed economic situation has made this a very difficult task,

.

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

After these sales made during the year, the Company through its wholly owned subsidiary, Empyrean Properties, Inc., owns one remaining real property in Green Bay, Wisconsin with a carrying value of $97,000.

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

Due to need to reduce company expenses, this lease was modified to only one 160 square foot office for a basic rental of $805 per month on December 1, 2008 and term of the lease extended to December 31, 2009.

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

2. An ex-employee of Empyrean Construction filed a complaint that was distributed to several agencies making unsubstantiated complaints against the company. The only inquiry to this complaint was received from the U.S. Department of Labor/OSHA and a reply refuting all his allegations was submitted in March 2009. A recent advice received from the Labor Department stated that the case is ongoing but even an unfavorable outcome to the case which is unlikely, is not expected to have a substantial detrimental affect to the company.

3. The same ex-employee also made a claim for unpaid wages to the US Department of Labor (Wage and Hour Division). A full settlement was obtained for the case by agreeing to pay him $15,604.00 in 5 (Five) quarterly installments as recommended by the Labor Department.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since the company was delisted from the OTC Bulletin Board it only trades on the Other OTC or Pink Sheets under the symbol EMPY

The average high and low prices of the Company’s stock by quarters are given below:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
For 2007
High	0.07	0.05	0.04	0.03

Low	0.06	0.04	0.03	0.02

For 2008

High                                    0.032                     0.029                 0.008             ________0.02____

Low__________________0.012__________0.017_______    0.015_______________0.008__

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information specifies certain forward-looking statements of management of the Company. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology such as, “may,” “shall,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “probable,” “possible,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been complied by our management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry and other circumstances.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment.

To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of these forward-looking statements.  No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

When compared to 2007, the company made better progress and managed to obtain modest revenues for its subsidiary, Empyrean Construction Inc. The operation of this start up business which had obtained General Contractor’s licenses for the States of California and Nevada was, however, short lived. As the severe economic downturn in early 2008 caused a sharp decline in the construction industry the operations of the subsidiary was terminated permanently in October 2008.

The Company therefore has no ongoing business or revenues of any kind and will require significant working capital for the next 12 months. A revised Business Plan is being prepared for the Company to raise funds through a private placement or the sale of shares through public registration. Management believes that its working capital requirements for 2009 will be approximately $5,000,000 for general overhead and the development of new business.

There is no assurance that the Company will be able to raise funds through private placements or obtain the necessary financing from other sources, hence, it is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

Liquidity and Capital Resources

As of December 31, 2008, the Company had assets equal to $108,029.  This compares with assets of $252,847 as of December 31, 2007.  The decrease was due mainly to the sale of property with book value of $105,000. The Company’s current liabilities as of December 31,

2008, totaled $591,957, comprised of accounts payable, accrued expenses and note payable from related parties.  This compares with $222,217 as of December 31, 2007.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the year ended December 31, 2008, for the period from December 30, 2004 (Inception) to December 31, 2007, and for the cumulative period from December 30, 2004 (Inception) to December 31, 2008.

	Fiscal Year Ended December 31, 2008	For the Period from December 30, 2004 (Inception) to December 31, 2007	For the Cumulative Period from December 30, 2004 (Inception) to December 31, 2008
Net Cash (Used in) Operating Activities	$(78,322)	$(554,740)	$(633,062)
Net Cash (Used in) Investing Activities	-	126,375	126,375
Net Cash Provided by Financing Activities	$76,707	$430,334	$507,041
Net Increase (Decrease) in Cash and Cash Equivalents	$(6,460)	$1,969	$333,967

The Company is dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of developing new business. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

We had revenues of $153,779 for the year ended December 31, 2008 compared to $542,064 for the prior year.  The decrease was due to mainly the lower sale prices for our properties. In 2008 when the real estate market  crashed, we sold a property for $94,000 as compared to 2007 where we were able to sell three properties for an aggregate price of $525,500.

For the year ended December 31, 2008, we had $540,808 net loss compared to a net loss of $840,299 in the prior year. The decrease in net loss was due to lower administrative expenses as the operation was in dormant status due to lack of funding and no impairment loss at December 31, 2008, as compared to $162,148 as at December 31, 2007.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required by smaller reporting companies.

ITEM 8.  FINANCIAL STATEMENTS

Statements of Stockholders' Equity(Deficit) for the period from Inception

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Empyrean Holdings, Inc.

(A Development Stage Company)

Houston, Texas

We have audited the accompanying balance sheets of Empyrean Holdings, Inc. (a development stage company) as of December 31, 2008 and 2007 and the related statements of operation, stockholders' equity (deficit), and cash flows for the years then ended and for the period from inception (December 30, 2004) through December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Empyrean Holdings, Inc. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended and for the period from inception (December 30, 2004) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not generated significant revenue since its inception, has incurred losses in developing its business, and has a working capital deficiency. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

July 22, 2010

EMPYREAN HOLDINGS, INC
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
	December 31,
	2008	2007

Current Assets
Cash	$ 354	$ 1,969
Prepaid expense	-	7,500
Account Receivable	-	1,495
Deposits	-	1,175
Real Estate Held For Sale	97,000	202,000
Other Current Assets	10,675	-
Total Current Assets	108,029	214,139
Fixed Assets, net of accumulated depreciation of $0 and $2,792 respectively	-	38,708
Total Assets	$ 108,029	$ 252,847

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payables-Trade	132,940	64,979
Accrued Expense	210,000	-
Note Payable-related parties	249,017	157,238
Total Current Liabilities	591,957	222,217

Stockholders' Equity (Deficit)
Convertible preferred stock, $.001 par, 200,000,000 shares authorized, 15,140,000 shares issued and outstanding	15,140	15,140
Common stock, $.001 par value per share, 1,000,000,000 shares authorized; 12,008,066 shares issued and outstanding	12,008	10,258
Addition Paid-in Capital	1,815,734	1,791,234
Accumulated deficit during development stage	(2,326,810)	(1,786,002)
Total Stockholders' Equity (Deficit)	(483,928)	30,630

Total Liabilities and Stockholders' Equity (Deficit)	$ 108,029	$ 252,847

The accompanying notes are an integral part of these consolidated financial statements

EMPYREAM HOLDINGS, INC
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Period From inception (December 30, 2004) through December 31, 2008
			Inception
			Through
	Year Ended December 31,		December 31
	2008	2007	2008
Revenue
Rental Income	$ -	$ -	$ 6,714
Construction Income	59,779	-	59,779
Payroll Processing and other	-	16,564	16,564
Sales of Real Estate	94,000	525,500	978,200
Total Revenue	153,779	542,064	1,061,257

Cost and Expense
Cost of Real Estate Sold	144,351	601,778	1,160,304
General and Administrative	506,620	623,508	1,678,811
Depreciation Expense	11,168	-	11,168
Impairment of Notes Rec-Related Party	-	162,148	162,148
Loss on Abandonment of Property	-	-	154,354
Total Costs and Expense	517,788	1,387,434	3,166,785

Other Income (Expense)
Interest Income (Expense)	(14,651)	5,071	(88,006)
Cost of Recapitalization	-	-	(115,479)
Bad debt expense	1,495		(1,495)
Loss on settlement of accounts payable	(16,302)		(16,302)
Total other income (Expense)	(32,448)	5,071	(219,787)
Net Loss	(540,808)	(840,299)	(2,326,810)

Deemed Dividend on Preferred Stock Issuance		373,200	373,200
Net Loss attributable to common shareholders	(540,808)	(1,213,499)	(2,700,010)

Total Basic and Diluted Net Loss per Share	$ (0.05)	$ (0.12)
Basic and Diluted Weighted Average Number of Shares Outstanding	11,152,510	9,871,217

The accompanying notes are an integral part of these consolidated financial statements

EMPYREAN HOLDINGS, INC
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period From inception (December 30, 2004) through December 31, 2008

						Accumulated Deficit
					Additional	During the
	Preferred		Common		Paid in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Stock Issued For:
25% Stock Dividend Declared in July 2004	-	$ -	50,000,000	$ 50,000	$ (50,000)	$ -	$ -
Reverse Acquisition	-	-	200,000,000	200,000	(200,000)	-	-
Reverse Split Declared June 26, 2004	-	-	(245,000,000)	(245,000)	245,000	-	-
Net Loss	-	-				(75)	(75)
Balance, December 31, 2004			5,000,000	5,000	(5,000)	(75)	(75)

Stock Issued For:
25% Stock Dividend Declared in July 2005	-	-	24,978,988	24,979	(24,979)	-	-
Reverse Acquisition	10,000,000	10,000	68,765,951	68,766	(76,228)	-	2,538
Reverse Split Declared June 26, 2005	-	-	(121,269,873)	(121,270)	121,270	-	-
Services	-	-	30,000,000	30,000	150,000	-	180,000
Net Loss	-	-	-	-	-	(614,703)	(614,703)
Balance, December 31, 2005	10,000,000	10,000	7,475,066	7,475	165,063	(614,778)	(432,240)

Stock Issued For:
Debt	-	-	150,000	150	303,615	-	303,765
Services	-	-	2,233,000	2,233	176,097	-	178,330
Property	1,000,000	1,000	-	-	252,664	-	253,664
Debt Forgiveness	-	-	-	-	518,335	-	518,335
Net Loss	-	-	-	-	-	(330,925)	(330,925)
Balance, December 31, 2006	11,000,000	11,000	9,858,066	9,858	1,415,774	(945,703)	490,929

Stock Issued For:
Property	4,140,000	4,140			741,060	-	745,200
Services			400,000	400	7,600	-	8,000
Deemed Dividend					(373,200)	-	(373,200)
Net Loss						(840,299)	(840,299)
Balance, December 31, 2007	15,140,000	15,140	10,258,066	10,258	1,791,234	(1,786,002)	30,630

Stock Issued For:
Services	-	-	1,750,000	1,750	24,500	-	26,250

Net Loss	-	-	-	-	-	(540,808)	(540,808)
Balance, December 31, 2008	15,140,000	$ 15,140	12,008,066	$ 12,008	$ 1,815,734	$ (2,326,810)	$ (483,928)

The accompanying notes are an integral part of these consolidated financial statements

EMPYREAN HOLDINGS, INC
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Period from inception (December 30, 2004) through December 31, 2008

			Inception
	Year Ended	Year Ended	Through
	31-Dec-08	31-Dec-07	31-Dec-08
Cash Flows From Operating Activities
Net loss	$ (540,808)	$ (840,299)	$(2,326,810)
Adjustments to reconcile net loss to cash
provided by (used in) operating activities
Depreciation and Amortization	11,168	2,792	35,192
Stock issued for services	26,250	8,000	277,250
Stock based compensation	-	-	120,000
Cost of recapitalization	-	-	115,479
Bad Debt	-	162,148	162,148
Loss on sale of property	-	-	43,977
Impairment loss on property	-	-	11,500
Loss on settlement of accounts payable	16,302		16,302
Loss on abandoned investment property	-	-	154,354
Changes in:
Account Receivable	1,495	(1,495)	-
Prepaid expenses and Other Current Assets	(2,000)	(8,149)	(10,674)
Land Held for sale	105,000	184,500	289,500
Accounts payable and accrued expenses	304,271	49,715	478,720

Net Cash (Used)Provided by Operating Activities	$ (78,322)	$ (442,788)	$ (633,062)

Cash Flows from Investing Activities
Payment received on note receivable	-	46,500	(46,500)
Purchase of fixed Assets	-	(41,500)	(41,500)
Proceeds from sale of real estate	-	-	330,023
Issuance of note receivable	-	(108,648)	(208,648)
Net Cash used in Investing Activities	-	$ (103,648)	$ 126,375

Cash Flows from Financing Activities
Proceeds from issuance of Common stock	-	372,000	374,538
Proceeds from related party debt	143,207	247,962	488,588
Principal payments on related party debt	(66,500)	(107,000)	(356,085)
Net cash Provided in (Used)in Financing Activities	$ 76,707	$ 512,962	$ 507,041

Net Increase (Decrease) in Cash	(1,615)	(33,474)	354

Cash at Beginning of period	1,969	35,443	-

Cash at End of period	$ 354	$ 1,969	$ 354

Supplemental disclosures

Cash Paid for Interest Cash Paid for income taxes		$ 10,914 $ -
Non cash financing and investing activities Shares issued to settle related party debt		$ 72,759
Shares issued for property	$ 745,200	$ 1,517,200
Forgiveness of related party		$ 226,334

The accompanying notes are an integral part of these consolidated financial statements

EMPYREAN HOLDINGS, INC.

 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Period from inception (December 30, 2004) through December 31, 2008

NOTE 1 - BASIS OF PRESENTATION & SIGNIFICANT ACCOUNTING POLLICIES

Nature of business: Empyrean Holdings, Inc. was incorporated in Nevada on December 30, 2004.  Empyrean is a development stage entity whose activities to date have included business planning, capital raising activities and limited purchases and sales of real estate.

The delay in obtaining funding exacerbated by the severe downturn in the economy resulted in little progress being made in the development of the company’s wholly owned subsidiaries during the year. Empyrean Staffing, Inc. remained dormant and minimal progress was made with Empyrean Construction, Inc. despite having obtained General Contractor’s licenses for the States of Nevada and California. Due to the inability to obtain project financing and the severe downturn in the construction industry a decision was taken to shut down all operations of this subsidiary on October 24, 2008. The Sacramento office was closed and with little indication available on the time period necessary for a substantial recovery in the construction industry, there is presently no intention to restart this business.

Certain amounts from 2007 have been reclassified to agree with 2008 classifications.

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

Property and Equipment. Property and equipment is stated at cost, net of accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, which range from three to seven years. Land held for sale is not depreciated.

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

Recent Accounting Pronouncements:  The Company does not expect that the adoption of recently issued accounting pronouncements will have a material impact on its financial position, results, of operations or cash flows.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Empyrean has incurred net losses since inception and has a negative working capital. These conditions raise substantial doubt about Empyrean's ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock as well as seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if Empyrean is unable to continue as a going concern.

NOTE 3 - INCOME TAXES

December 31, 2008

December 31, 2007

Deferred tax assets - NOLs

$

    791,115

$607,000

Less: valuation allowance

   (791,115)

(607,000)

      --------

________________

Net deferred taxes

$

-

 $                     -

 ========

========

Empyrean has net operating loss carry-forwards of $2,326,810 at December 31, 2008, which begin expiring in 2025.

NOTE 4 – SALE OF REAL ASSETS

In March 2008, one of the three lots in Kewaskum, Wisconsin acquired in June 2007 was sold for $49,000 and this yielded net proceeds of $45,033.  In April 2008 another one of the remaining two lots was sold for $45,000 with net proceeds of $41,903.

As the proceeds received were less than the original carrying value of these assets, the company incurred a loss of $13,480.

NOTE 5 – PROPERTY & EQUIPMENT

Due to the severe financial problems encountered it was not possible to keep up with lease payments for Empyrean Construction’s office in Sacramento, California. When the business for this subsidiary was terminated on October 24, 2008 and this office closed, our property and equipment were handed over to the lessor that was owed 6 months rental of $11,241. Net book value was $27,543 which was used to the settle the outstanding lease payable of $11,241. For 2008, the company recorded a loss of 16,302.

As of December 31, 2007, property and equipment were as follows:

	Life (Years)
		Cost	Accumulated Depreciation	Net Book Value
Furniture & fixtures	7	14,000	500	13,500
Computer Equipment	3	17,500	1,458	16,042
Computer Software	3	10,000	834	9,166
Total		41,500	2,792	38,708

NOTE 6 – NOTES RECEIVABLE AND PAYABLE - RELATED PARTY

The IMR, LLC Note receivable of $161,648 was impaired at December 31, 2007 due to this company filing for bankruptcy. For the year ended December 31, 2008 there has been no contact of any kind from the bankruptcy court or the Trustee.

During 2007, Empyrean received advances from IMR, LLC of $216,385 and repaid $98,000, resulting in a note payable balance of $118,385. This note payable incurs interest at 8% per annum. As of December 31, 2008 Empyrean’s Note payable due to IMR, LLC of $132,578, which includes $14,193 of  interest.

Advances made by Tom Bojadzijev before his termination as a real estate consultant for Empyrean continues to accrue interest at 8 % per annum. The amount of this note is $17,493 inclusive of accrued interest through December 31, 2007. As of December 31, 2008 the note increased to $18,713 due to additional accrued interest. The note is due on demand.

During 2007, loans totaling $16,000 were made by an officer to the company. These advances incur interest at a rate of 8% per annum. During 2008, loans totaling $143,207 were made by officers to the company. The company repaid $66,500 during the year.  These advances incur interest at a rate of 8% per annum and are due on demand.

NOTE 7 - COMPENSATION FOR OFFICERS

For 2008, no remuneration in the form of consulting fees and/or allowances was paid. However, 1,750,000 shares of common stock were awarded to an officer on August 20, 2008 for consulting services rendered. These shares had a value, based upon the market price at the date of grant, of $26,250 which was expensed during the year.

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

NOTE 8 – REAL ESTATE HELD FOR SALE

As of December 31, 2008 and 2007, the company recorded $97,000 and $202,000 of real estate held for sale. These real estate properties were presented to reflect the lower of cost or the fair value less cost to sell on the accompanying balance sheets.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The term of the lease agreement with Corporate Office Centers for two 160 square foot offices located at 11200 Westheimer Rd., Suite 900, Houston Texas, 77042 was revised to one year on April 1, 2008 and the basic rental increased to $1,701 per month. Extra costs averaging about $250 per month are incurred for other office services and facilities.

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

During 2007, the Key West condominium was lost through foreclosure action taken by Huck Finn, LLC, the note holder.  Empyrean has removed both the Key West Property and Senior Secured Note (including related default accruals) from its books and has recognized a loss on abandoned real estate investment property of $139,095.  It is management’s belief that, once sold, the proceeds realized from the sale of the Key West Property should be sufficient to settle the amount due under the foreclosure judgment of $617,000. In the event that the proceeds from the ultimate sale are not sufficient to cover the amount due under the foreclosure judgment, Empyrean may be responsible for making up the shortfall. As of December 31, 2008, Huck Finn, LLC has yet sold the property. In addition, management has determined that the probability of additional loss associated with the Key West Condominium is remote. Thus, no additional accrual was recorded as of December 31, 2008 and 2007.

NOTE 10- SUBSEQUENT EVENTS

In December 2008, the company entered into an agreement with a private equity to invest up to $10 million to purchase the company’s stock. As of July 2010, there has been no activities related to this agreement.

On March 2, 2009, an ex-employee made a claim for unpaid wages to the US Department of Labor (Wage and Hour Division). A full settlement was obtained for the case by agreeing to pay him $15,604.00 in 5 (Five) quarterly installments as recommended by the Labor Department.

In June 2009, the company resolved to pledge its real estate property to obtain a mortgage loan of $36,500. The loan was subsequently paid off as the company sold its real estate property.

During July 2009, 5,200,000 restricted common shares were sold through a Private Placement to an investor. A warrant that expires on July 12, 2010  for the  purchase of a further  5,200,000 shares were also issued to this investor.

In July 2009, an option for purchase agreement is finalized with the owner of real property in Santa Barbara, California, 5,000,000 restricted common shares were issued. The company has the right to purchase these shares for $50,000 no later than 6 months from the date of issue.

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

With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2008, based on the COSO framework criteria.

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

Mr. Robert L. Lee, Director, President and CEO, Secretary and Treasurer   Age 66

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

               (c)Compliance with laws, rules, and regulations;

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

Date:  July 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert L. Lee
Robert L. Lee, President and CEO
Date: July 26, 2010