Form 10-Q/A
period 2009-03-31
AMERICAN ASSET DEVELOPMENT, INC.
filed 2011-03-15
CIK 1076886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-30118

AMERICAN ASSET DEVELOPMENT, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0413417
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

500 N Rainbow Boulevard, Suite 300

Las Vegas, NV 89107

(Address of principal executive offices, including zip code)

(702) 608-4140

(Registrant’s telephone number, including area code)

Formerly Empyrean Holdings, Inc., 11200 Westheimer Road, Ste 900, Houston, TX 77042

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 31, 2010, there were 30,858,066* shares of common stock issued and outstanding.

Note: * Includes 22,501 shares "on hold" and awaiting return from third party

EXPLANATORY NOTE

Our consolidated financial statements for the three months ended March 31, 2009 and related condensed footnote disclosures in this Amendment No. 1 to the Quarterly Report on Form 10-Q/A have been restated in accordance with the changes described below:

In September 2010, we concluded that it was necessary to amend this Quarterly Report in order to restate our consolidated financial statements for the three months ended March 31, 2009 to reflect the audit adjustments made to the December 31, 2008 consolidated financial statements included in the Form 10-K, which were not reflected in the consolidated financial statements for the three months ended March 31, 2009 originally filed on the Form 10-Q. While preparing this amendment, the Company noted certain other misstatements to the originally filed consolidated financial statements as of and for the three months ended March 31, 2009 and the period from April 30, 1998 (inception) to March 31, 2009.

The consolidated financial statements and other financial information included in this Amendment No. 1 have been restated accordingly. The public should no longer rely on our previously filed financial statements for the three months ended March 31, 2009. These matters have been discussed by our authorized executive officers and with our independent registered public accounting firm. This Amendment No. 1 is stated as of the file date of the Original Filing and does not reflect events occurring after the filing date of the Original Filing, or modify or update the disclosures therein in any way other than as required to reflect the amendment described above.

STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including without limitation, statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations regarding our financial position, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words "believe", "expects", "anticipates", "intends", "estimates", "projects", "target", "goal", "plans", "objective", "should", or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements.

Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

AMERICAN ASSET DEVELOPMENT, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERICAN ASSET DEVELOPMENT, INC.
(fka EMPYREAN HOLDINGS, INC.)
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	March 31, 2009 (Restated) (Unaudited)	December 31, 2008
Assets
Current assets:
Cash	$-	$354
Real estate held for sale	104,500	97,000
Other current assets	525	10,675

Total current assets	105,025	108,029

Total assets	$105,025	$108,029

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$138,572	$132,940
Accrued expense	225,604	210,000
Notes payable - related parties	272,763	249,017

Total current liabilities	636,939	591,957

Commitments & contingencies	-	-

Stockholders’ deficit:
Convertible preferred stock, $0.001 par value per share, 200,000,000 shares authorized;15,140,000 shares issued and outstanding	15,140	15,140
Common stock, $0.001 par value per share: 1,000,000,000 shares authorized; 12,008,066 shares issued and outstanding	12,008	12,008
Additional paid-in capital	1,815,734	1,815,734
Accumulated deficit during development stage	(2,374,796)	(2,326,810)

Total stockholders’ deficit	(531,914)	(483,928)

Total liabilities and stockholders’ deficit	$105,025	$108,029

See accompanying condensed notes to these consolidated financial statements.

AMERICAN ASSET DEVELOPMENT, INC.
(fka EMPYREAN HOLDINGS, INC.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Period From April 30, 1998 (Inception) Through March 31,
	2009 (Restated)	2008	2009 (Restated)
Revenue
Rental income	$-	$-	$6,714
Construction income	-	8,257	59,779
Payroll processing and other	-	-	16,564
Sales of real estate	-	49,000	978,200

Total revenue	-	57,257	1,061,257

Costs and expense
Cost of real estate sold	-	74,097	1,160,304
General and administrative	39,665	90,206	1,731,139
Impairment of related party receivable	-	-	162,148
Loss on abandonment of property	-	-	154,354

Total costs and expense	39,665	164,303	3,207,945

Other income (expense)
Interest income (expense)	(4,577)	(2,769)	(92,583)
Cost of recapitalization	-	-	(115,479
Loss on settlement of accounts payable	(3,744)	-	(20,046)

Total other income (expense)	$(8,321)	$(2,769)	$(228,108)

Net loss	$(47,986)	$(109,815)	$(2,374,796)

Deemed dividend on preferred stock	$-	$-	$373,200

Net Loss attributable to
common shareholders	$(47,986)	$(109,815)	$(2,747,996)

Total basic and diluted net loss per share	nil	(0.01)
Basic and diluted weighted average
Number of shares outstanding	12,008,066	10,258,066

See accompanying condensed notes to these consolidated financial statements.

AMERICAN ASSET DEVELOPMENT, INC.
(fka EMPYREAN HOLDINGS, INC.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,		Period From April 30, 1998 (Inception) Through March 31,
	2009 (Restated)	2008	2009 (Restated)
Cash flows from operating activities
Net loss	$(47,986)	$(109,815)	$(2,374,796)
Adjustments to reconcile net loss to cash
used in operating activities
Depreciation and amortization	-	2,792	35,192
Stock issued for services	-	-	277,250
Stock based compensation	-	-	120,000
Cost of recapitalization	-	-	115,479
Non-cash interest expense	4,746	2,769	81,838
Bad debt expense	-	-	162,148
Loss on sale of property	-	16,000	62,041
Impairment of property	-	-	11,500
Loss on settlement of accounts payable	3,744	-	20,046
Loss on abandoned investment property	-	-	154,354
Changes in:
Prepaid expenses and other assets	2,650	(9,340)	(8,024)
Accounts payable and accrued expenses	17,492	6,478	496,212

Net cash used in operating activities	$(19,354)	$(91,116)	$(846,760)

Cash flows from investing activities
Payment received on note receivable	-	-	46,500
Purchase of fixed assets	-	-	(41,500)
Proceeds from sale of real estate	-	49,000	601,459
Issuance of note receivable	-	-	(208,648)

Net cash provided by investing activities	$-	$49,000	$397,811

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	374,538
Proceeds from related party debt	25,500	68,541	436,996
Principal payments on related party debt	(6,500)	(20,000)	(362,585)

Net cash provided by financing activities	$19,000	$48,541	$448,949

See accompanying condensed notes to these consolidated financial statements.

AMERICAN ASSET DEVELOPMENT, INC.
(fka EMPYREAN HOLDINGS, INC.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (cont'd)

(Unaudited)

	Three Months Ended March 31,		Period From April 30, 1998 (Inception) Through March 31,
	2009 (Restated)	2008	2009 (Restated)
Net increase (decrease) in cash	(354)	6,425	-
Cash at beginning of period	354	1,969	-

Cash at end of period	$-	$8,394	$-

Supplemental disclosures:
Cash paid for interest	$-	$-	$10,914

Cash paid for income taxes	$-	$-	$-

Non-cash activities:
Shares issued to settle related party debt	$-	$-	$72,759
Shares issued for property	$-	$-	$1,517,200
Forgiveness of related party debt	$-	$-	$226,334

See accompanying condensed notes to these consolidated financial statements.

AMERICAN ASSET DEVELOPMENT, INC.
(fka EMPYREAN HOLDINGS, INC.)
(A Development Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

American Asset Development, Inc. (formerly Empyrean Holdings, Inc.) ("AADI" or the "Company") was incorporated in Nevada on April 30, 1998. AADI is a U.S. based holding company structured to operate similarly to a Business Development Corporation while incubating several different corporate infrastructures that we expect to eventually spin-off into their own publicly-traded companies. AADI is a development stage entity.

On October 19, 2010, the Company filed Amended and Restated Articles of Incorporation changing the Company's name from Empyrean Holdings, Inc. to American Asset Development, Inc., effective October 21, 2010.

The consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles ("GAAP") and the accounting policies set forth in its audited financial statements for the period ended December 31, 2008 as filed with the Securities and Exchange Commission (the "SEC") and should be read in conjunction with the Company's Annual Report on Form 10-K. The Company is in the development stage and consequently its financial statements have been prepared in accordance with Statement of Financial Accounting Standards ("SFAS") No.7 "Accounting and Reporting by Development Stage Enterprises".

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. The results of operations presented for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the year.

As described in Note 5, the consolidated financial statements have been restated to reflect the audit adjustments made to the December 31, 2008 consolidated financial statements included in the Form 10-K, which were not reflected in the consolidated financial statements for the three months ended March 31, 2009 originally filed on the Form 10-Q.

While preparing this amendment, the Company noted certain other misstatements to the consolidated financial statements as of and for the three months ended March 31, 2009 and the period from April 30, 1998 (inception) to March 31, 2009, which are also described in Note 5.

Use of Estimates

In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statements of income and expenses. Actual results could differ from those estimates.

Reclassifications

Certain 2008 amounts have been reclassified to be consistent with current year classification.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred net losses of ($47,986) during the three months ended March 31, 2009, which increased the accumulated deficit to ($2,374,796) as of March 31, 2009, and the Company has a working capital deficit of ($531,914) as of March 31, 2009. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock as well as seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - NOTES PAYABLE - RELATED PARTIES

During 2007, the Company received advances from IMR, LLC. This note payable incurs interest at 8% per annum and is due on demand. This note continued to accrued interest during the three months ended March 31, 2009. As of March 31, 2009, the Company's Note payable due to IMR, LLC was $154,386, which includes $12,991 of accrued interest.

Advances made to the Company by a former consultant accrue interest at 8 % per annum. As of March 31, 2009, the amount due on this note was $18,998, which includes $3,742 of accrued interest. The note is due on demand.

During the three months ended March 31, 2009, the Company received advances from investors and related parties of $25,500 and made payments totaling $6,500 on prior advances. These advances are due on demand and accrue interest at 8% per annum. As of March 31, 2009, the Company's payable to investors and related parties for advances totaled $99,379, which includes $5,937 of accrued interest.

NOTE 4 - INCOME TAXES

The Company records its income taxes in accordance with SFAS No.109, "Accounting for Income Taxes." The Company incurred net operating losses during all periods presented in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

NOTE 5 - RESTATEMENT

Summary of Restatement Items

In September 2010, while preparing for the 2009 audit, the Company concluded that it was necessary to amend and restate its consolidated financial statements for the three months ended March 31, 2009 to reflect the audit adjustments recorded for the year ended December 31, 2008. The audit adjustments primarily related to writing off the Company's fixed assets in settlement of an account payable obligation, recording additional non-cash accrued interest expense, impairment of certain other assets, and adjustments to accrued expenses. The Company noted certain other misstatements to the consolidated financial statements as of and for the three months ended March 31, 2009 and the period from April 30, 1998 (inception) to March 31, 2009, relating to: non-cash accrued interest expense, loss on settlement of accounts payable, and accrual for past due wages.

Restatement Impact on Statements of Operations - Three Months Ended March 31, 2009

The impact of the above restatement on the Company's consolidated statements of operations for the three months ended March 31, 2009 is summarized below.

	Three Months Ended March 31, 2009
	As initially reported	Adjustment		As restated
Cost and expenses
General and administrative	$37,935	$1,730	(a)	$39,665

Total cost and expenses	$37,935	$1,730		$39,665

Other income (expenses)
Interest income (expense)	(734)	(3,843)	(b)	(4,577)
Loss on settlement of accounts payable	-	(3,744)	(c)	(3,744)

Total other income (expenses)	$(734)	$(7,587)		$(8,321)

Net loss	$(38,669)	$(9,317)		$(47,986)

(a) To record additional general and administrative expense related to past due wages, partially offset by reductions in 1st quarter expenses resulting from 2008 audit adjustments establishing accruals as of December 31, 2008 and elimination of 2009 depreciation on fixed assets as a result of 2008 audit adjustments to write off of the Company's fixed assets as of December 31, 2008.

(b) To record non-cash interest expense for all outstanding notes payable.

(c) To record loss on settlement of accounts payable.

Restatement Impact on Statements of Operations - April 30, 1998 (Inception) Through March 31, 2009

The impact of the above restatement on the Company's consolidated statements of operations for the period of April 30, 1998 through March 31, 2009 is summarized below.

	December 30,2004 through March 31, 2009
	As initially reported	Adjustment		As restated
Revenue
Rental income	$6,714	$-		$6,714
Construction income	59,779	-		59,779
Payroll processing and other	16,564	-		16,564
Sale of real estate	978,200	-		978,200

Total income	$1,061,257	$-		$1,061,257

Cost and expenses
Cost of real estate sold	1,130,051	30,253	(a)	1,160,304
General and administrative	1,728,126	3,013	(b)	1,731,139
Impairment of related party receivable	162,148	-		162,148
Loss on abandonment of property	154,354	-		154,354

Total cost and expenses	$3,174,679	$33,266		$3,207,945

Other income (expenses)
Interest income (expense)	(81,017)	(11,566)	(c)	(92,583)
Loss on settlement of accounts payable	-	(20,046)	(d)	(20,046)
Cost of recapitalization	(115,479)	-		(115,479)

Total other income (expenses)	(196,496)	(31,612)		(228,108)

Net loss	$(2,309,918)	$(64,878)		$(2,374,796)

(a) To record adjustment to correct reporting of cost of real estate sold, incurred in years prior to 2009.

(b) To record additional general and administrative expense related to past due wages and 2008 audit adjustment to write-off all fixed assets as of December 31, 2008, partially offset by effect of 2008 audit adjustments related to accrued expenses and prepaid assets and elimination of 2009 depreciation on fixed assets as a result of 2008 audit adjustments to write off of the Company's fixed assets as of December 31, 2008.

(c) To record 1st quarter 2009 and 2008 non-cash interest expense for all outstanding notes payable.

(d) To record 1st quarter 2009 and 2008 loss on settlement of accounts payable.

Restatement Balance Sheet Impact - March 31, 2009

The impact of the above restatement on the Company's consolidated balance sheet as of March 31, 2009 is summarized below.

	March 31, 2009
	As initially reported	Adjustment		As restated
Current assets	$106,933	$(1,908)	(a)	$105,025
Fixed assets	$24,748	$(24,748)	(b)	$-

Total assets	$131,681	$(26,656)		$105,025

Current liabilities
Accounts payable	127,219	11,353	(c)	138,572
Accrued expense	210,000	15,604	(c)	225,604
Notes payable - related parties	261,498	11,265	(d)	272,763

Total current liabilities	598,717	38,222		636,939
Total stockholders' deficit	(467,036)	(64,878)	(e)	(531,914)

Total liabilities and stockholders' deficit	$131,681	$(26,656)		$105,025

(a) To record 2008 audit adjustments to write off of uncollectible accounts receivable and contractor license bonds, partially offset by reclassification of negative cash balance to accounts payable.

(b) To record 2008 audit adjustment to write off fixed assets in settlement of accounts payable.

(c) To adjust accounts payable and accrued expenses to properly reflect liabilities incurred has of the balance sheet date, and reclassification of negative cash balance to accounts payable. Adjustments primarily relate to past wages, professional services, and settlement of a vendor account payable.

(d) To record non-cash accrued interest on related party notes payable.

(e) Increase to stockholders' deficit resulting from increased net loss due to restatement adjustments.

NOTE 6 - SUBSEQUENT EVENTS

During June 2009 the Company obtained a high interest short term mortgage loan of $36,500 by pledging the unencumbered property in Green Bay Wisconsin. The net proceeds of this loan of $25,241 were used for working capital. This loan was repaid during August 2009 with proceeds from the sale of the property, discussed below.

During July 2009 an agreement was reached with the Wisconsin Department of Transportation (WI DOT) for an early buyout of the Green Bay, Wisconsin property, which WI DOT was intending to acquire for a road project. The Company accepted the fair market value of $102,000 offered by WI DOT and the sale was finalized during August 2009. The net proceeds received after deduction for the full settlement of the outstanding amount on the mortgage and the payment of all back property taxes was $63,201. A large portion of these proceeds was used to repay a $36,500 short term mortgage property loan from an investor that included a high penalty for delayed payment, and the remaining amount was utilized as working capital.

On July 8, 2009 the Company finalized a Purchase and Sale Agreement ("Purchase Agreement") with Terri A. Hourigan, trustee of the Terri A. Hourigan 2003 Revocable Trust (the "Seller") dated May 23, 2003 for the purchase of real property located at 118 N. Patterson, Santa Barbara, California 93111 which is in the development stage for $5,800,000.

A purchase option ("Option") for this purchase was executed with the Purchase Agreement, requiring payment of the purchase price to be made within 30 days from the time the option is exercised on the completion of the recordation of the Final Map for the property and fulfillment of certain other conditions.

The consideration for the Option consisted of: payment of option deposits pursuant to the Option terms; payment of the development costs for the project; $50,000 (5,000,000 shares) of restricted common stock; and assumption of $100,000 of personal loans borrowed by the Seller at a 15% interest rate from November 1, 2008.

The Company was unable to exercise its option as the conditions for exercise were not met. During the 4th quarter of 2009, the Company expensed capitalized investment in real estate costs of $219,507, consisting of $50,000 for issuance of 5,000,000 restricted shares of common stock, assumption of debt plus accrued interest of $117,476, and cash paid for development costs of $52,031.

Ms. Hourigan was not a related party of the Company at the time the Purchase Agreement and Option was executed in July of 2009. However, on July 31, 2010, over a year after the execution of the Purchase Agreement and Option, Ms. Hourigan assumed the role of Chief Executive Officer of the Company.

In connection with the Purchase and Sale agreement for the purchase of real estate property, discussed above, the Company assumed $100,000 of personal loans borrowed by the Seller, at a 15% interest rate from November 1, 2008. The assumed debt incurs interest at 15% per annum and is due on demand. As of December 31, 2009, the Company's note payable due to the Seller, was $117,476, which includes $17,476 of accrued interest.

Additionally, during July 2009, the Company issued 5,000,000 restricted common shares, valued at $50,000, as partial consideration for finalizing the option and sale and purchase agreement with the owner of real property, discussed above.

During July and October 2009, 13,800,000 restricted common shares, were sold through a private placement to accredited investors for aggregate $138,000. Warrants valued at $68,068, expiring on July and October 12, 2010, for the purchase of an additional 13,800,000 restricted common shares were issued to the investors who purchased shares pursuant to the private placement. The warrants were valued using the Black-Scholes model. The warrants expired unexercised.The estimated fair value of the warrants was computed using the Black-Scholes option pricing model with the following assumptions: an exercise price of $.02 per share; a market price of common stock of $.02 per share; an expected term of 1.0 years; a dividend yield of zero; and expected volatility of 460%.

On April 26, 2010, 50,000 restricted common shares were sold through a private placement to an accredited investor for aggregate $500. Warrants for the purchase of an additional 50,000 restricted common shares were issued to the investor pursuant to the private placement.

On July 2, 2010 the U.S. Bankruptcy Court District of Nevada (Las Vegas) closed IMR's Chapter 7 Voluntary Bankruptcy Petition. The Company is evaluating its position and believes it has been relieved of its note payable to IMR. As of June 30, 2010, the Company's payable to IMR was $168,518, which included $27,123 of accrued interest.

On July 3, 2010 Board Member Christopher Raphael passed away.

On July 31, 2010 CEO Robert Lee resigned his officer positions with the Company and Ms. Terri Hourigan assumed those positions.

On October 19, 2010, the Company filed Amended and Restated Articles of Incorporation changing the Company's name from Empyrean Holdings, Inc. to American Asset Development, Inc., effective October 21, 2010.

On October 21, 2010, the Company entered into an Investment Agreement (the "Investment Agreement") with Dutchess Opportunity Fund, II, LP, a Delaware Limited Partnership (the "Investor"). Pursuant to the Investment Agreement, the Investor committed to purchase, subject to certain restrictions and conditions, up to $10,000,000 of the Company's common stock, over a period of 36 months from the first trading day following the effectiveness of the registration statement registering the resale shares purchased by the Investor pursuant to the Investment Agreement. The Company may draw on the facility from time to time, in accordance with the terms and conditions of the Investment Agreement.

Pursuant to the terms of a Registration Rights Agreement dated October 21, 2010 between the Company and the Investor, the Company is obligated to file one or more registrations statements with the SEC to register the resale by Investor of the shares of common stock issued or issuable under the Investment Agreement. The Company is obligated to use all commercially reasonable efforts to have the registration statement declared effective by the SEC within 90 days after the registration statement is filed.

The Company evaluated subsequent events through the time the Form 10-Q was filed with the Securities and Exchange Commission.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

However, the overall objective of working towards becoming a diversified holding company providing competitive returns on investment has not changed. With the shutdown of operations of Empyrean Construction in October 2008, the company has no ongoing business. There is no intention of restarting the construction business and all the other subsidiaries are currently dormant.

Results of Operations

No revenue was recognized for the three months ended March 31, 2009, compared to revenue of $57,257 for the three months ended March 31, 2008, comprised of sales of real estate of $49,000 and construction revenue of $8,257.

Our total costs and expense during the three months ended March 31, 2009 decreased to $39,665 from $164,303 during the prior year quarter, as a result of decreases in general and administrative expenses, including decreased payroll and payroll related costs, insurance, property taxes, and utilities, and a decrease in cost of real estate sold.

Total other expense, net, during the three months ended March 31, 2009 increased to $8,321 from $2,769 during the prior year quarter. The increase was due to a $3,744 loss on settlement of accounts payable recognized during the current quarter combined with increased interest expense resulting from increased borrowings.

Net loss was ($47,986) for the three months ended March 31, 2009, compared to net loss of ($109,815) for the three months ended March 31, 2008, for the reasons set forth above.

Liquidity & Capital Resources

It was decided to obtain a mortgage loan for the sole remaining property the company owns in Green Bay, Wisconsin through Empyrean Properties Inc. to raise working capital. Such loan was not closed during the current quarter, and the Company expects to obtain such mortgage loan during 2009.

During the next 12 months, significant working capital will be needed to get the company back on track with its development plans. It is also necessary to obtain interim financing to catch up on the company's delayed 2008 yearend audit and the review of its 10Q filings. It is necessary to catch up with all the delayed SEC filings so that the company can be relisted on the OTCBB.

Though the Company entered into a $10 million Equity Line of Credit agreement last December it cannot be activated until the company files an S-1 registration. There can be no guarantee that the interim financing needed will be obtained in a timely manner and even it is obtained that it will be available on terms that are beneficial to the Company.

These factors and the current recession raise substantial doubts about the Company's ability to continue as a going concern. Holders of Company stock may be faced with the inability to liquidate part or all of their investment on terms which are profitable. It must be remembered that an investment in Company stock is highly speculative, and investors must be prepared to lose some or all of their investment.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required by smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (CEO), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the CEO, concluded that as of March 31, 2009, our disclosure controls and procedures were not effective to ensure the information required to be disclosed by an issuer in the reports we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms relating to us, including our consolidated subsidiaries, and was accumulated and communicated to our management, including our CEO, of persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in Internal Controls Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We have not begun a process to remediate our material weakness previously reported.

PART II—OTHER INFORMATION

ITEM 6.	EXHIBITS

EXHIBIT	DOCUMENT	LOCATION

3(i)	Articles of Incorporation - Previously Filed	Previously Filed

3(ii)	Bylaws - Previously Filed.	Previously Filed

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included

32.01	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN ASSET DEVELOPMENT, INC.

Date: March 14, 2011	By:	/s/ Ms. Terri Hourigan
Ms. Terri Hourigan
Chief Executive Officer
(Principal financial officer and duly authorized signatory)