Form 10-Q/A
period 2009-06-30
AMERICAN ASSET DEVELOPMENT, INC.
filed 2011-03-16
CIK 1076886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

EXPLANATORY NOTE

Our consolidated financial statements for the three months ended June 30, 2009 and related condensed footnote disclosures in this Amendment No. 1 to the Quarterly Report on Form 10-Q/A have been restated in accordance with the changes described below:

In September 2010, we concluded that it was necessary to amend this Quarterly Report in order to restate our consolidated financial statements for the three and six months ended June 30, 2009 to reflect the audit adjustments made to the December 31, 2008 consolidated financial statements included in the Form 10-K, which were not reflected in the consolidated financial statements for the three and six months ended June 30, 2009 originally filed on the Form 10-Q. While preparing this amendment, the Company noted certain other misstatements to the originally filed consolidated financial statements as of and for the three and six months ended June 30, 2009, and the period from April 30, 1998 (inception) to June 30, 2009.

The consolidated financial statements and other financial information included in this Amendment No. 1 have been restated accordingly. The public should no longer rely on our previously filed financial statements for the three and six months ended June 30, 2009. These matters have been discussed by our authorized executive officers and with our independent registered public accounting firm. This Amendment No. 1 is stated as of the file date of the Original Filing and does not reflect events occurring after the filing date of the Original Filing, or modify or update the disclosures therein in any way other than as required to reflect the amendment described above.

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

AMERICAN ASSET DEVELOPMENT, INC.
(fka EMPYREAN HOLDINGS, INC.)
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	As of June 30, 2009 (Restated) (Unaudited)	As of December 31, 2008
Assets
Current assets:
Cash	$14,130	$354
Real estate held for sale	104,500	97,000
Other current assets	8,812	10,675

Total current assets	127,442	108,029

Total assets	$127,442	$108,029

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$136,043	$132,940
Accrued expense	224,104	210,000
Notes payable - related parties	272,328	249,017
Short term mortgage loan	36,500	-

Total current liabilities	668,975	591,957

Commitments & contingencies	-	-

Stockholders’ deficit:
Convertible preferred stock, $0.001 par value per share, 200,000,000 shares authorized;15,140,000 shares issued and outstanding	15,140	15,140
Common stock, $0.001 par value per share: 1,000,000,000 shares authorized; 12,008,066 shares issued and outstanding	12,008	12,008
Additional paid-in capital	1,815,734	1,815,734
Accumulated deficit during development stage	(2,384,415)	(2,326,810)

Total stockholders’ deficit	(541,533)	(483,928)

Total liabilities and stockholders’ deficit	$127,442	$108,029

See accompanying condensed notes to these consolidated financial statements.

AMERICAN ASSET DEVELOPMENT, INC.
(fka EMPYREAN HOLDINGS, INC.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATION

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period From April 30, 1998 (Inception) Through June 30,
	2009 (Restated)	2008	2009 (Restated)	2008	2009 (Restated)
Revenue
Rental income	$-	$-	$-	$-	$6,714
Construction income	-	-	-	8,257	59,779
Payroll processing and other	-	-	-	-	16,564
Sales of real estate	-	45,000	-	94,000	978,200

Total revenue	-	45,000	-	102,257	1,061,257

Costs and expense
Cost of real estate sold	-	43,096	-	117,193	1,160,304
General and administrative	3,868	258,169	43,533	348,375	1,735,007
Impairment of related party receivable	-	-	-	-	162,148
Loss on abandonment of property	-	-	-	-	154,354

Total costs and expense	3,868	301,265	43,533	465,568	3,211,813

Other income (expense)
Interest income (expense)	(5,751)	(5,321)	(10,328)	(8,090)	(98,334)
Cost of recapitalization	-	-	-	-	(115,479
Loss on settlement of accounts payable	-	-	(3,744)	-	(20,046)

Total other income (expense)	$(5,751)	$(5,321)	$(14,072)	$(8,090)	$(233,859)

Net loss	$(9,619)	$(261,586)	$(57,605)	$(371,401)	$(2,384,415)

Deemed dividend on preferred stock	$-	$-	$-	$-	$373,200

Net Loss attributable to
common shareholders	$(9,619)	$(261,586)	$(57,605)	$(371,401)	$(2,757,615)

Total basic and diluted net loss per share	(.001)	(0.025)	(.005)	(0.036)
Basic and diluted weighted average
Number of shares outstanding	12,008,066	10,287,167	12,008,066	10,316,333

See accompanying condensed notes to these consolidated financial statements.

AMERICAN ASSET DEVELOPMENT, INC.
(fka EMPYREAN HOLDINGS, INC.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Six Months Ended June 30,		Period From April 30, 1998 (Inception) Through June 30,
	2009 (Restated)	2008	2009 (Restated)
Cash flows from operating activities
Net loss	$(57,605)	$(371,401)	$(2,384,415)
Adjustments to reconcile net loss to cash
used in operating activities
Depreciation and amortization	-	5,584	35,193
Stock issued for services	-	26,250	277,250
Stock based compensation	-	-	120,000
Cost of recapitalization	-	-	115,479
Non-cash interest expense	9,681	8,090	86,773
Bad debt expense	-	-	162,148
Loss on sale of property	-	11,000	62,041
Impairment of property	-	-	11,500
Loss on settlement of accounts payable	3,744	-	20,046
Loss on abandoned investment property	-	-	154,354
Changes in:
Prepaid expenses and other assets	1,863	(24,569)	(8,811)
Accounts payable and accrued expenses	13,463	190,703	492,182

Net cash used in operating activities	$(28,854)	$(154,343)	$(856,260)

Cash flows from investing activities
Payment received on note receivable	-	-	46,500
Purchase of fixed assets	-	-	(41,500)
Investment in real estate property	(7,500)	-	(7,500)
Proceeds from sale of real estate	-	94,000	601,459
Issuance of note receivable	-	-	(208,648)

Net cash provided by investing activities	$(7,500)	$94,000	$390,311

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	374,538
Proceeds from related party debt	31,330	66,450	442,826
Proceeds from short term mortgage loan	36,500	-	36,500
Principal payments on related party debt	(17,700)	-	(373,785)

Net cash provided by financing activities	$50,130	$66,450	$480,079

See accompanying condensed notes to these consolidated financial statements.

AMERICAN ASSET DEVELOPMENT, INC.
(fka EMPYREAN HOLDINGS, INC.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (cont'd)

(Unaudited)

	Six Months Ended June 30,		Period From April 30, 1998 (Inception) Through June 30,
	2009 (Restated)	2008	2009 (Restated)
Net increase (decrease) in cash	13,776	6,107	14,130
Cash at beginning of period	354	1,969	-

Cash at end of period	$14,130	$8,076	$14,130

Supplemental disclosures:
Cash paid for interest	$647	$-	$11,561

Cash paid for income taxes	$-	$-	$-

Non-cash activities:
Shares issued to settle related party debt	$-	$-	$77,759
Shares issued for property	$-	$-	$1,517,200
Forgiveness of related party debt	$-	$-	$226,334

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

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. The results of operations presented for the three months ended June 30, 2009 are not necessarily indicative of the results to be expected for the year.

As described in Note 6, the consolidated financial statements have been restated to reflect the audit adjustments made to the December 31, 2008 consolidated financial statements included in the Form 10-K, which were not reflected in the consolidated financial statements for the three and six months ended June 30, 2009 originally filed on the Form 10-Q.

While preparing this amendment, the Company noted certain other misstatements to the consolidated financial statements as of and for the three and six months ended June 30, 2009 and the period from April 30, 1998 (inception) to June 30, 2009, which are also described in Note 6.

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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Empyrean incurred net losses of ($57,605) during the six months ended June 30, 2009, which increased the accumulated deficit to ($2,384,415) as of June 30, 2009. Empyrean has a working capital deficit of ($541,533) as of June 30, 2009. These conditions raise substantial doubt about Empyrean's ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock as well as seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if Empyrean is unable to continue as a going concern.

NOTE 3 - REAL ESTATE

Property Mortgage Loan

During June 2009, the Company obtained a high interest short term mortgage loan of $36,500 from a mortgage lender, collateralized by the Company's unencumbered property in Green Bay, Wisconsin, owned by its subsidiary Empyrean Properties, Inc. The net proceeds of this loan of $25,241 were used for working capital. Financing costs and prepaid interest was capitalized, and included in other current assets on the condensed consolidated balance sheet, and will be amortized into interest expense over the term of the loan.

NOTE 4 - NOTES PAYABLE - RELATED PARTIES

During 2007, the Company received advances from IMR, LLC. This note payable incurs interest at 8% per annum and is due on demand. This note continued to accrued interest during the six months ended June 30, 2009. As of June 30, 2009, the Company's Note payable due to IMR, LLC was $157,206, which includes $15,811 of accrued interest.

Advances made to the Company by a former consultant accrue interest at 8 % per annum. As of June 30, 2009, the amount due on this note was $19,302, which includes $4,046 of accrued interest. The note is due on demand.

During the six months ended June 30, 2009, the Company received advances from investors and related parties of $31,330 and made payments totaling $17,700 on prior advances. These advances are due on demand and accrue interest at 8% per annum. As of June 30, 2009, the Company's payable to investors and related parties for advances totaled $95,820, which includes $7,747 of accrued interest.

NOTE 5 - INCOME TAXES

The Company records its income taxes in accordance with SFAS No.109, "Accounting for Income Taxes." The Company incurred net operating losses during all periods presented in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

NOTE 6 - RESTATEMENT

Summary of Restatement Items

During September 2010, while preparing for the 2009 audit, the Company concluded that it was necessary to amend and restate its consolidated financial statements for the three and six months ended June 30, 2009 to reflect the audit adjustments recorded for the year ended December 31, 2008. The audit adjustments primarily related to writing off the Company's fixed assets in settlement of an account payable obligation, recording additional non-cash accrued interest expense, impairment of certain other assets, and adjustments to accrued expenses.

While preparing this amendment, the Company noted certain other misstatements to the consolidated financial statements as of and for the three and six months ended June 30, 2009 and the period from April 30, 1998 (inception) to June 30, 2009, which are also corrected in this amendment, relating to: non-cash accrued interest, reclassification of property tax expense within the statement of operations, capitalization of deferred loan costs and prepaid interest related to the June 2009 mortgage loan, amortization of deferred loan costs and prepaid interest, loss on settlement of accounts payable, and accrual for past due wages.

Restatement Impact on Statements of Operations - Three and Six Months Ended June 30, 2009

The impact of the above restatement on the Company's consolidated statements of operations for the three months ended June 30, 2009 and for the period six months ended June 30, 2009 is summarized below.

	Three Months Ended June 30, 2009
	As initially reported	Adjustment		As restated
Cost and expenses
General and administrative	$6,004	$(2,136)	(a)	$3,868

Total cost and expenses	$6,004	$(2,136)		$3,868

Other income (expenses)
Interest income (expense)	(11,259)	5,508	(b)	(5,751)

Total other income (expenses)	$(11,259)	$5,508		$(5,751)

Net loss	$(17,263)	$7,644		$(9,619)

(a) To record reductions in general and administrative expenses resulting from 2008 audit adjustments establishing accruals as of December 31, 2008, 1st quarter restatement adjustments related to past due wages accrual, and elimination of depreciation on fixed assets for 2nd quarter 2009 as a result of 2008 audit adjustments to write off of the Company's fixed assets as of December 31, 2008, partially offset by 2nd quarter 2009 reclassification of property taxes from interest expense to general and administrative expenses.

(b) To reduce interest expense for prepaid unearned interest, capitalized finance costs, and property taxes, paid in connection with June 2009 mortgage loan, partially offset by amortization of prepaid interest and deferred finance costs and recognition of non-cash accrued interest for all outstanding related party notes payable.

	Six Months Ended June 30, 2009
	As initially reported	Adjustment		As restated
Cost and expenses
General and administrative	$43,939	$(406)	(a)	$43,533

Total cost and expenses	$43,939	$(406)		$43,533

Other income (expenses)
Interest income (expense)	(12,294)	1,966	(b)	(10,328)
Loss on settlement of accounts payable	-	(3,744)	(c)	(3,744)

Total other income (expenses)	$(12,294)	$(1,778)		$(14,072)

Net loss	$(56,233)	$1,372		$(57,605)

(a) To record reductions in general and administrative expenses resulting from 2008 audit adjustments establishing accruals as of December 31, 2008 and elimination of 2009 depreciation on fixed assets as a result of 2008 audit adjustments to write off of the Company's fixed assets as of December 31, 2008, partially offset by additional 1st quarter 2009 general and administrative expense related to past due wages, and 2nd quarter 2009 reclassification of property taxes from interest expense to general and administrative expenses.

(b) To reduce interest expense for prepaid unearned interest, capitalized finance costs, and property taxes, paid in connection with June 2009 mortgage loan, partially offset by amortization of prepaid interest and deferred finance costs and recognition of non-cash accrued interest for all outstanding related party notes payable.

(c) To record 1st quarter 2009 loss on settlement of accounts payable.

Restatement Impact on Statements of Operations - April 30, 1998 (Inception) Through June 30, 2009

The impact of the above restatement on the Company's consolidated statements of operations for the period of April 30, 1998 through June 30, 2009 is summarized below.

	December 30,2004 through June 30, 2009
	As initially reported	Adjustment		As restated
Revenues
Rental income	$6,714	$-		$6,714
Construction income	59,779	-		59,779
Payroll processing and other	16,564	-		16,564
Sale of real estate	978,200	-		978,200

Total income	$1,061,257	$-		$1,061,257

Cost and expenses
Cost of real estate sold	1,130,051	30,253	(a)	1,160,304
General and administrative	1,734,130	877	(b)	1,735,007
Impairment of related party receivable	162,148	-		162,148
Loss on abandonment of property	154,354	-		154,354

Total cost and expenses	$3,180,683	$31,130		$3,211,813

Other income (expenses)
Interest income (expense)	(92,577)	(5,757)	(c)	(98,334)
Loss on settlement of accounts payable	-	(20,046)	(d)	(20,046)
Cost of recapitalization	(115,479)	-		(115,479)

Total other income (expenses)	(208,056)	(25,803)		(233,859)

Net loss	$(2,327,482)	$(56,933)		$(2,384,415)

(a) To record adjustment to correct reporting of cost of real estate sold, incurred in years prior to 2009.

(b) To record additional 1st quarter 2009 general and administrative expense related to past due wages, 2008 audit adjustment to write-off all fixed assets as of December 31, 2008 and 2nd quarter 2009 reclassification of property taxes from interest expense to general and administrative expenses, partially offset by effect of 2008 audit adjustments related to accrued expenses and prepaid assets and elimination of 2009 depreciation on fixed assets as a result of 2008 audit adjustments to write off of the Company's fixed assets as of December 31, 2008.

(c) To record 2009 and 2008 non-cash interest expense for all outstanding related party notes payable and amortization of prepaid interest and deferred finance costs related to June 2009 mortgage loan, partially offset by reduced interest expense related to prepaid unearned interest, capitalized finance costs, and property taxes, paid in connection with June 2009 mortgage loan.

(d) To record 1st quarter 2009 and 2008 loss on settlement of accounts payable.

Restatement Balance Sheet Impact - June 30, 2009

The impact of the above restatement on the Company's consolidated balance sheet as of June 30, 2009 is summarized below.

	June 30, 2009
	As initially reported	Adjustment		As restated
Current assets	$126,656	$786	(a)	$127,442
Fixed assets	$21,956	$(21,956)	(b)	$-

Total assets	$148,612	$(21,170)		$127,442

Current liabilities
Accounts payable	130,283	5,760	(c)	136,043
Accrued expense	210,000	14,104	(c)	224,104
Notes payable - related parties	292,929	(20,601)	(d)	272,328
Short term mortgage loan	-	36,500	(e)	36,500

Total current liabilities	633,212	35,763		668,975
Total stockholders' deficit	(484,600)	(56,933)	(f)	(541,533)

Total liabilities and stockholders' deficit	$148,612	$(21,170)		$119,155

(a) To record prepaid interest and deferred finance costs related to June 2009 mortgage loan, partially offset by 2008 audit adjustments to write off of uncollectible accounts receivable and contractor license bonds.

(b) To record 2008 audit adjustment to write off fixed assets in settlement of accounts payable.

(c) To adjust accounts payable and accrued expenses to properly reflect liabilities incurred has of the balance sheet date. Adjustments primarily relate to past wages, professional services, and settlement of a vendor account payable.

(d) Reclassification of mortgage loan to separate line item, partially offset by non-cash accrued interest on related party notes payable.

(e) Reclassification of mortgage loan to separate line item.

(f) Increase to stockholders' deficit resulting from increased net loss due to restatement adjustments.

NOTE 7 - SUBSEQUENT EVENTS

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

During July and October 2009, 13,800,000 restricted common shares, were sold through a private placement to accredited investors for aggregate $138,000. Warrants valued at $68,068, expiring on July and October 12, 2010, for the purchase of an additional 13,800,000 restricted common shares were issued to the investors who purchased shares pursuant to the private placement. The warrants were valued using the Black-Scholes model. The warrants expired unexercised. The estimated fair value of the warrants was computed using the Black-Scholes option pricing model with the following assumptions: an exercise price of $.02 per share; a market price of common stock of $.02 per share; an expected term of 1.0 years; a dividend yield of zero; and expected volatility of 460%.

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

Plan of Operation

The severe downturn in the economy continued for the second quarter of 2009. The lack of financing severely curtailed the Company from making any progress in its long-term corporate development plan.

However, the overall objective of working towards becoming a diversified holding company providing competitive returns on investment has not changed. With the shutdown of operations of Empyrean Construction in October 2008, the company has no ongoing business. There is no intention of restarting the construction business and all the other subsidiaries are currently dormant.

Liquidity & Capital Resources

During the next 12 months, significant working capital will be needed to get the company back on track with its development plans. It is also necessary to become current on the company's delayed SEC filings so that the company can be relisted on the OTCBB.

Though the Company entered into a $10 million Equity Line of Credit agreement it cannot be activated until the company files an S-1 registration. There can be no guarantee that the interim financing needed will be obtained in a timely manner and even it is obtained that it will be available on terms that are beneficial to the Company.

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

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (CEO), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the CEO, concluded that as of June 30, 2009, our disclosure controls and procedures were not effective to ensure the information required to be disclosed by an issuer in the reports we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms relating to us, including our consolidated subsidiaries, and was accumulated and communicated to our management, including our CEO, of persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in Internal Controls Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We have not begun a process to remediate our material weakness previously reported.

PART II—OTHER INFORMATION

ITEM 5.	OTHER INFORMATION

The Board of Directors, at a special meeting held in Houston, Texas on June 2, 2009 approved the appointment of Mr. William F. Morris and Mr. Christopher A. Rafael to the Board of Directors.

It was also approved that Mr. Marco C. Lizarraga be appointed as Chief Operating Office and that he will serve on a part time basis till the financial position of the company improves

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

AMERICAN ASSET DEVELOPMENT, INC.

Date: March 16, 2011	By:	/s/ Ms. Terri Hourigan
Ms. Terri Hourigan
Chief Executive Officer
(Principal financial officer and duly authorized signatory)