Form 10-Q/A
period 2009-09-30
AMERICAN ASSET DEVELOPMENT, INC.
filed 2011-03-17
CIK 1076886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

EXPLANATORY NOTE

Our consolidated financial statements for the three months ended September 30, 2009 and related condensed footnote disclosures in this Amendment No. 1 to the Quarterly Report on Form 10-Q/A have been restated in accordance with the changes described below:

In September 2010, we concluded that it was necessary to amend this Quarterly Report in order to restate our consolidated financial statements for the three and nine months ended September 30, 2009 to reflect the audit adjustments made to the December 31, 2008 consolidated financial statements included in the Form 10-K, which were not reflected in the consolidated financial statements for the three and nine months ended September 30, 2009 originally filed on the Form 10-Q. While preparing this amendment, the Company noted certain other misstatements to the originally filed consolidated financial statements as of and for the three and nine months ended September 30, 2009, and the period from April 30, 1998 (inception) to September 30, 2009.

The consolidated financial statements and other financial information included in this Amendment No. 1 have been restated accordingly. The public should no longer rely on our previously filed financial statements for the three and nine months ended September 30, 2009. These matters have been discussed by our authorized executive officers and with our independent registered public accounting firm. This Amendment No. 1 is stated as of the file date of the Original Filing and does not reflect events occurring after the filing date of the Original Filing, or modify or update the disclosures therein in any way other than as required to reflect the amendment described above.

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

AMERICAN ASSET DEVELOPMENT, INC.
(fka EMPYREAN HOLDINGS, INC.)
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	As of September 30, 2009 (Restated) (Unaudited)	As of December 31, 2008
Assets
Current assets:
Cash	$15,427	$354
Real estate held for sale	-	97,000
Investment in real estate	214,445	-
Other current assets	525	10,675

Total current assets	230,397	108,029

Total assets	$230,397	$108,029

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$181,125	$132,940
Accrued expense	218,272	210,000
Notes payable - related parties	303,326	249,017

Total current liabilities	702,723	591,957

Commitments & contingencies	-	-

Stockholders’ deficit:
Convertible preferred stock, $0.001 par value per share, 200,000,000 shares authorized;15,140,000 shares issued and outstanding	15,140	15,140
Common stock, $0.001 par value per share: 1,000,000,000 shares authorized; 20,208,066 shares issued and outstanding	22,208	12,008
Additional paid-in capital	1,907,534	1,815,734
Stock payable	86,000	-
Accumulated deficit during development stage	(2,503,208)	(2,326,810)

Total stockholders’ deficit	(472,326)	(483,928)

Total liabilities and stockholders’ deficit	$230,397	$108,029

See accompanying condensed notes to these consolidated financial statements.

AMERICAN ASSET DEVELOPMENT, INC.
(fka EMPYREAN HOLDINGS, INC.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period From April 30, 1998 (Inception) Through September 30,
	2009 (Restated)	2008	2009 (Restated)	2008	2009 (Restated)
Revenue
Rental income	$-	$-	$-	$-	$6,714
Construction income	-	51,522	-	59,779	59,779
Payroll processing and other	-	-	-	-	16,564
Sales of real estate	102,000	-	102,000	94,000	1,080,200

Total revenue	102,000	51,522	102,000	153,779	1,163,257

Costs and expense
Cost of real estate sold	97,000	-	97,000	114,677	1,257,304
General and administrative	93,757	114,548	137,290	465,440	1,828,764
Impairment of related party receivable	-	-	-	-	162,148
Loss on abandonment of property	-	-	-	-	154,354

Total costs and expense	190,757	114,548	234,290	580,117	3,402,570

Other income (expense)
Interest income (expense)	(30,036)	560	(40,364)	(7,530)	(128,370)
Cost of recapitalization	-	-	-	-	(115,479
Loss on settlement of accounts payable	-	-	(3,744)	-	(20,046)

Total other income (expense)	$(30,036)	$560	$(44,108)	$(7,530)	$(263,895)

Net loss	$(118,793)	$62,466	$(176,398)	$(433,868)	$(2,503,208)

Deemed dividend on preferred stock	$-	$-	$-	$-	$373,200

Net Loss attributable to
common shareholders	$(118,793)	$62,466	$(176,398)	$(433,868)	$(2,876,408)

Total basic and diluted net loss per share	$(.006)	$(0.006)	$(.012)	$(0.042)
Basic and diluted weighted average
Number of shares outstanding	20,501,544	10,287,167	14,870,337	10,316,333

See accompanying condensed notes to these consolidated financial statements.

AMERICAN ASSET DEVELOPMENT, INC.
(fka EMPYREAN HOLDINGS, INC.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Nine Months Ended September 30,		Period From April 30, 1998 (Inception) Through September 30,
	2009 (Restated)	2008	2009 (Restated)
Cash flows from operating activities
Net loss	$(176,398)	$(433,868)	$(2,503,208)
Adjustments to reconcile net loss to cash
used in operating activities
Depreciation and amortization	-	8,376	35,192
Stock issued for services	-	26,250	277,250
Stock based compensation	-	-	120,000
Cost of recapitalization	-	-	115,479
Non-cash interest expense	9,744	7,530	86,836
Bad debt expense	-	-	162,148
Loss on sale of property	(5,000)	11,000	57,041
Impairment of property	-	-	11,500
Loss on settlement of accounts payable	3,744	-	20,046
Loss on abandoned investment property	-	-	154,354
Changes in:
Prepaid expenses and other assets	10,150	(24,404)	(524)
Accounts payable and accrued expenses	52,713	259,127	531,433

Net cash used in operating activities	$(105,047)	$(145,989)	$(932,453)

Cash flows from investing activities
Payment received on note receivable	-	-	46,500
Purchase of fixed assets	-	-	(41,500)
Investment in real estate property	(50,719)	-	(50,719)
Proceeds from sale of real estate	102,000	94,000	703,459
Issuance of note receivable	-	-	(208,648)

Net cash provided by investing activities	$51,281	$94,000	$449,092

Cash flows from financing activities
Proceeds from issuance of common stock	52,000	-	426,538
Proceeds from issuance of stock payable	86,000	-	86,000
Proceeds from related party debt	111,146	87,311	522,642
Proceeds from short term mortgage loan	36,500	-	36,500
Payment on short term mortgage loan	(36,500)	-	(36,500)
Principal payments on related party debt	(180,307)	(33,673)	(536,392)

Net cash provided by financing activities	$68,839	$53,638	$498,788

See accompanying condensed notes to these consolidated financial statements.

AMERICAN ASSET DEVELOPMENT, INC.
(fka EMPYREAN HOLDINGS, INC.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (cont'd)

(Unaudited)

	Nine Months Ended September 30,		Period From April 30, 1998 (Inception) Through September 30,
	2009 (Restated)	2008	2009 (Restated)
Net increase (decrease) in cash	15,073	1,649	15,427
Cash at beginning of period	354	1,969	-

Cash at end of period	$15,427	$3,618	$15,427

Supplemental disclosures:
Cash paid for interest	$33,629	$-	$44,543

Cash paid for income taxes	$-	$-	$-

Non-cash activities:
Shares issued to settle related party debt	$-	$-	$77,759
Shares issued for property	$-	$-	$1,517,200
Forgiveness of related party debt	$-	$-	$226,334
Common stock issued for property	$50,000	$-	$50,000
Debt assumed for purchase of property	$113,726	$-	$113,726

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

The consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles ("GAAP") and the accounting policies set forth in its audited financial statements for the period ended December 31, 2008 as filed with the Securities and Exchange Commission (the "SEC") and should be read in conjunction with the Company's Annual Report on Form 10-K. The Company is in the development stage and consequently its financial statements have been prepared in accordance with FASB Accounting Standards Codification ("ASC") 915 "Development Stage Entities".

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. The results of operations presented for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the year.

As described in Note 7, the consolidated financial statements have been restated to reflect the audit adjustments made to the December 31, 2008 consolidated financial statements included in the Form 10-K, which were not reflected in the consolidated financial statements for the three and nine months ended September 30, 2009 originally filed on the Form 10-Q.

While preparing this amendment, the Company noted certain other misstatements to the consolidated financial statements as of and for the three and nine months ended September 30, 2009 and the period from April 30, 1998 (inception) to September 30, 2009, which are also described in Note 7.

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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Empyrean incurred net losses of ($176,398) during the nine months ended September 30, 2009, which increased the accumulated deficit to ($2,503,208) as of September 30, 2009. Empyrean has a working capital deficit of ($472,326) as of September 30, 2009. These conditions raise substantial doubt about Empyrean's ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock as well as seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if Empyrean is unable to continue as a going concern.

NOTE 3 - REAL ESTATE

Sales of Real Estate

In March 2008, one of the three lots in Kewaskum, Wisconsin acquired in June 2007 was sold for $49,000, and in April 2008 another one of the remaining two lots was sold for $45,000. As the proceeds received were less than the $105,000 carrying value of these assets, the Company incurred a loss during 2008 of $11,000.

During July 2009 an agreement was reached with the Wisconsin Department of Transportation ("WI DOT") for an early buyout of the Green Bay, Wisconsin property that it was intending to acquire for a road project. The company accepted the fair market value of $102,000 offered by WI DOT and the sale was finalized during August 2009. The net proceeds received after deduction for the full settlement of the outstanding amount on the mortgage and the payment of all back property taxes was $63,201. A large portion of these proceeds was used to repay a $36,500 short term mortgage property loan that included a high penalty for delayed payment, and the remaining amount was utilized as working capital.

Property Mortgage Loan

During June 2009, in anticipation of the July 2009 sale discussed above, the Company obtained a high interest short term mortgage loan of $36,500 from a mortgage lender, collateralized by the Company's unencumbered property in Green Bay, Wisconsin. The net proceeds of this loan of $25,241 were used for working capital. Financing costs and prepaid interest was capitalized and was amortized into interest expense over the term of the loan. The mortgage loan was repaid during August 2009 with proceeds from the sale of property, discussed above.

Investment in Real Estate

During July 2009 the Company finalized a Purchase and Sale Agreement ("Purchase Agreement") with Terri A. Hourigan, trustee of the Terri A. Hourigan 2003 Revocable Trust (the "Seller") dated May 23, 2003 for the purchase of real property located at 118 N. Patterson, Santa Barbara, California 93111 which is in the development stage for $5,800,000 (Five million eight hundred thousand dollars).

A purchase option ("Option") for this purchase was executed with the Purchase Agreement, requiring payment of the purchase price to be made within 30 (Thirty) days from the time the option is exercised on the completion of the recordation of the Final Map for the property and fulfillment of certain other conditions.

The consideration for the Option consisted of: payment of option deposits pursuant to the Option terms; payment of the development costs for the project; $50,000 (5,000,000 shares) of restricted common stock; and assumption of $100,000 of personal loans borrowed by the seller at a 15% interest rate from November 1, 2008. As of September 30, 2010, the Company's total investment in this real estate was $214,445, which was comprised of: $50,000 of restricted common stock; assumption of $100,000 of debt of the seller and related accrued interest of $13,726, and $50,719 of real estate purchase costs.

Ms. Hourigan was not a related party of the Company at the time the Purchase Agreement and Option was executed. However, on July 31, 2010, over a year after the execution of the Purchase Agreement and Option, Ms. Hourigan assumed the role of Chief Executive Officer of the Company.

NOTE 4 - NOTES PAYABLE - RELATED PARTIES

During 2007, the Company received advances from IMR, LLC. This note payable incurs interest at 8% per annum and is due on demand. This note continued to accrued interest during the nine months ended September 30, 2009. As of September 30, 2009, the Company's Note payable due to IMR, LLC was $160,057, which includes $18,663 of accrued interest.

Advances made to the Company by a former consultant accrue interest at 8 % per annum. As of September 30, 2009, the amount due on this note was $19,610, which includes $4,354 of accrued interest. The note is due on demand.

During the nine months ended September 30, 2009, the Company received advances from investors and related parties of $97,420 and made payments totaling $173,996 on prior advances. These advances are due on demand and accrue interest at 8% per annum. As of June 30, 2009, the Company's payable to investors and related parties for advances totaled $9,933, which includes $3,356 of accrued interest.

During July 2009, in connection with the Purchase and Sale agreement for the purchase of real property, discussed in Note 3, the Company assumed $100,000 of personal loans borrowed by the seller (Terri Hourigan), at a 15% interest rate from November 1, 2008. The assumed debt incurs interest at 15% per annum and is due on demand. As of September 30, 2009, the Company's note payable due to Ms. Hourigan, was $113,726, which includes $13,726 of accrued interest.

NOTE 5 - INCOME TAXES

The Company records its income taxes in accordance with FASB Accounting Standards Codification (“ASC”) 740 “Income Taxes”. The Company incurred net operating losses during all periods presented in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

NOTE 6 - STOCKHOLDER'S EQUITY

During July 2009, the Company issued 5,000,000 restricted common shares, par value $.001, valued at $50,000, as partial consideration for finalizing the option and sale and purchase agreement with the owner of real property, discussed above.

Also during July 2009, 13,800,000 restricted common shares, par value $.001, were sold through a Private Placement to accredited investors for aggregate $138,000. As of September 30, 2009, 8,600,000 of the common shares sold remained unissued and are reflected as a stock payable on the consolidated balance sheet. These shares were subsequently issued, on October 6, 2009.

Warrants, valued at $68,068, expiring on July 12, 2010, for the purchase of an additional 13,800,000 restricted common shares were issued to the investors who purchased shares pursuant to the private placement. The warrants expired unexercised. The estimated fair value of the warrants was computed using the Black-Scholes option pricing model with the following assumptions: an exercise price of $.02 per share; a market price of common stock of $.02 per share; an expected term of 1.0 years; a dividend yield of zero; and expected volatility of 460%.

NOTE 7 - RESTATEMENT

Summary of Restatement Items

During September 2010, while preparing for the 2009 audit, the Company concluded that it was necessary to amend and restate its consolidated financial statements for the three and nine months ended September 30, 2009 to reflect the audit adjustments recorded for the year ended December 31, 2008. The audit adjustments primarily related to writing off the Company's fixed assets in settlement of an account payable obligation, recording additional non-cash accrued interest expense, impairment of certain other assets, and adjustments to accrued expenses.

While preparing this amendment, the Company noted certain other misstatements to the consolidated financial statements as of and for the three and nine months ended September 30, 2009 and the period from April 30, 1998 (inception) to September 30, 2009, which are also corrected in this amendment, relating to: assumed debt in connection with the Purchase and Sale agreement for the purchase of real property (discussed above in Note 4), non-cash accrued interest, reclassification of property tax expense within the statement of operations, capitalization of deferred loan costs and prepaid interest related to the June 2009 mortgage loan, amortization of deferred loan costs and prepaid interest, loss on settlement of accounts payable, and accrual for past due wages.

The impact of the above restatement on the Company's consolidated statements of operations for the three months ended September 30, 2009, for the period six months ended September 30, 2009, and for the period from April 30, 1998 to September 30, 2009 is summarized below.

Restatement Impact on Statements of Operations - Three and Nine Months Ended September 30, 2009

	Three Months Ended September 30, 2009
	As initially reported	Adjustment		As restated
Revenue
Sales of real estate	$102,000	$-		$102,000

Total revenue	$102,000	$-		$102,000

Cost and expenses
Cost of real estate sold	$97,000	$-		$97,000
General and administrative	$102,381	$(8,624)	(a)	$93,757

Total cost and expenses	$199,381	$(8,624)		$190,757

Other income (expenses)
Interest income (expense)	(20,856)	(9,180)	(b)	(30,036)

Total other income (expenses)	$(20,856)	$(9,180)		$(30,036)

Net loss	$(118,237)	$(556)		$(118,793)

(a) To record reductions in general and administrative expenses resulting from 1st quarter restatement adjustments related to past due wages accrual, and elimination of depreciation on fixed assets for 3rd quarter 2009 as a result of 2008 audit adjustments to write off of the Company's fixed assets as of December 31, 2008.

(b) To record non-cash interest expense for all outstanding notes payable and amortization of prepaid interest and deferred finance costs.

Restatement Impact on Statements of Operations - Nine Months Ended September 30, 2009

The impact of the above restatement on the Company's consolidated statements of operations for the nine month period ending September 30, 2009 is summarized below.

	Nine Months Ended September 30, 2009
	As initially reported	Adjustment		As restated
Revenue
Sales of real estate	$102,000	$-		$102,000

Total revenue	$102,000	$-		$102,000

Cost and expenses
Cost of real estate sold	$96,190	$810	(a)	$97,000
General and administrative	$147,130	$(9,840)	(b)	$137,290

Total cost and expenses	$243,320	$(9,030)		$234,290

Other income (expenses)
Interest income (expense)	(32,849)	(7,515)	(c)	(40,364)
Loss on settlement of accounts payable	-	(3,744)	(d)	(3,744)

Total other income (expenses)	$(32,849)	$(11,259)		$(44,108)

Net loss	$(174,169)	$(2,229)		$(176,398)

(a) To correct expense classification error.

(b) To record reductions in general and administrative expenses resulting from 2008 audit adjustments establishing accruals as of December 31, 2008, and elimination of 2009 depreciation on fixed assets as a result of 2008 audit adjustments to write off of the Company's fixed assets as of December 31, 2008, partially offset by additional 1st quarter 2009 general and administrative expense related to past due wages and 2nd quarter 2009 reclassification of property taxes from interest expense to general and administrative expenses.

(c) To record non-cash interest expense for all outstanding notes payable, partially offset by 2nd quarter 2009 reclassification of property taxes from interest expense to general and administrative expenses.

(D) To record 1st quarter 2009 loss on settlement of accounts payable.

Restatement Impact on Statements of Operations - April 30, 1998 (Inception) Through September 30, 2009

The impact of the above restatement on the Company's consolidated statements of operations for the period of April 30, 1998 (inception) through September 30, 2009 is summarized below.

	April 30, 1998 (inception) through September 30, 2009
	As initially reported	Adjustment		As restated
Revenue
Rental income	$6,714	$-		$6,714
Construction income	$59,779	$-		$59,779
Payroll processing and other	$16,564	$-		$16,564
Sale of real estate	$1,080,200	$-		$1,080,200

Total income	$1,163,257	$-		$1,163,257

Cost and expenses
Cost of real estate sold	$1,226,241	$31,063	(a)	$1,257,304
General and administrative	$1,837,321	$(8,557)	(b)	$1,828,764
Impairment of related party receivable	$162,148	$-		$162,148
Loss on abandonment of property	$154,354	$-		$154,354

Total cost and expenses	$3,380,064	$22,506		$3,402,570

Other income (expenses)
Interest income (expense)	(113,132)	(15,238)	(c)	(128,370)
Loss on settlement of accounts payable	-	(20,046)	(d)	(20,046)
Cost of recapitalization	(115,479)	-		(115,479)

Total other income (expenses)	$(228,611)	$(35,284)		$(263,895)

Net loss	$(2,445,418)	$(57,790)		$(2,503,208)

(a) To record adjustment to correct reporting of cost of real estate sold, incurred in years prior to 2009.

(b) To record reductions in general and administrative expenses resulting from 2008 audit adjustments related to accrued expenses and prepaid assets and elimination of 2009 depreciation on fixed assets as a result of 2008 audit adjustments to write off of the Company's fixed assets as of December 31, 2008, partially offset by 2008 audit adjustment to write off of all fixed assets as of December 31, 2008, additional 1st quarter 2009 general and administrative expense related to past due wages and 2nd quarter 2009 reclassification of property taxes from interest expense to general and administrative expenses.

(c) To record 2009 and 2008 non-cash interest expense for all outstanding notes payable, partially offset by 2nd quarter 2009 reclassification of property taxes from interest expense to general and administrative expenses.

(d) To record 1st quarter 2009 and 2008 loss on settlement of accounts payable.

Restatement Balance Sheet Impact - September 30, 2009

The impact of the above restatement on the Company's consolidated balance sheet as of September 30, 2009 is summarized below.

	September 30, 2009
	As initially reported	Adjustment		As restated
Current assets	$100,867	$129,530	(a)	$230,397
Fixed assets	$19,164	$(19,164)	(b)	$-

Total assets	$120,031	$(110,366)		$230,397

Current liabilities
Accounts payable	150,355	30,770	(c)	181,125
Accrued expense	210,000	8,272	(c)	218,272
Notes payable - related parties	174,212	(129,114)	(d)	303,326

Total current liabilities	534,567	168,156		702,723
Total stockholders' deficit	(414,536)	(57,790)	(e)	(472,326)

Total liabilities and stockholders' deficit	$120,031	$(110,366)		$230,397

(a) To record additional $127,031 investment in real estate for cost of option purchase agreement, related to accrued real estate purchase costs and assumed seller debt, discussed in Note 3, and 2008 audit adjustments to write off of uncollectible accounts receivable and contractor license bonds.

(b) To record 2008 audit adjustment to write off fixed assets in settlement of accounts payable.

(c) To adjust accounts payable and accrued expenses to properly reflect liabilities incurred has of the balance sheet date. Adjustments primarily relate to past wages, professional services, investment in real estate, and settlement of a vendor account payable.

(d) To record assumed seller debt and accrued interest, totaling $113,726, as partial consideration for option purchase agreement discussed in Note 3, and non-cash accrued interest on related party notes payable.

(e) Increase to stockholders' deficit resulting from increased net loss due to restatement adjustments.

NOTE 8 - SUBSEQUENT EVENTS

In the fourth quarter of 2009, the Company was unable to exercise its option to purchase real estate (See Note 3). Therefore, the Company expensed capitalized investment in real estate costs of $219,507, consisting of $50,000 for issuance of 5,000,000 restricted shares of common stock, assumption of debt plus accrued interest of $117,476, and cash paid for development costs of $52,031.

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

On July 2, 2010 the U.S. Bankruptcy Court District of Nevada (Las Vegas) closed IMR's Chapter 7 Voluntary Bankruptcy Petition. The Company is evaluating its position and believes it has been relieved of its note payable to IMR. As of September 30, 2010, the Company's payable to IMR was $168,518, which included $27,123 of accrued interest.

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

Plan of Operation

The severe downturn in the economy continued for the third quarter of 2009. The lack of financing severely curtailed the Company from making any progress in its long-term corporate development plan.

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

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (CEO), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the CEO, concluded that as of September 30, 2009, our disclosure controls and procedures were not effective to ensure the information required to be disclosed by an issuer in the reports we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms relating to us, including our consolidated subsidiaries, and was accumulated and communicated to our management, including our CEO, of persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in Internal Controls Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We have not begun a process to remediate our material weakness previously reported.

PART II—OTHER INFORMATION

ITEM 5.	OTHER INFORMATION

The Board of Directors at the two meetings held during August 2009 approved (a) the appointment of Mr. William F. Morris as the Executive Architect and Project Manager for the residential development project at Santa Barbara, California and (b) the consulting fees for the company that prepared all the agreements and documents for the Private Placement being offered by the company.

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

AMERICAN ASSET DEVELOPMENT, INC.

Date: March 17, 2011	By:	/s/ Ms. Terri Hourigan
Ms. Terri Hourigan
Chief Executive Officer
(Principal financial officer and duly authorized signatory)