Form 10-K
period 2009-12-31
AMERICAN ASSET DEVELOPMENT, INC.
filed 2011-03-24
CIK 1076886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-30118

AMERICAN ASSET DEVELOPMENT, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0413417
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 N Rainbow Boulevard, Suite 300

Las Vegas, NV 89107

(Address of principal executive offices) (Zip Code)

(702) 608-4140

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
Common Stock
Preferred Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒ (Not required by smaller reporting companies.)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐     Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

At December 31, 2009, the aggregate market value of shares held by non-affiliates of the registrant was $43,941.

At December 31, 2010, there were 30,858,066* shares of the registrant’s common stock outstanding.

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

Form 10-K

For the Fiscal Year Ended December 31, 2009

i

PART I

ITEM 1.	BUSINESS

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

AADI has a multi-phase 5-year business plan that will result in a diversified U.S. holding company composed of multiple subsidiaries involved in several high return industries. Management expects that in 3 to 5 years each subsidiary will be eventually be spun-off into its own independent publicly-traded entity to provide a more efficient risk/return model and increased liquidity for each related security.

Recent academic forecasts tell us that the world will see the consumption of food, water & energy double by the year 2030. Current solutions and infrastructures cannot meet these consumption levels and new technologies and processes must be developed to meet the worldwide demand.

Management's goal is to develop patentable technologies and engineer unique business solutions & infrastructures that will allow us to distribute product & services to market sectors worldwide.

On October 19, 2010, the Company filed Amended and Restated Articles of Incorporation changing the Company's name from Empyrean Holdings, Inc. to American Asset Development, Inc., effective October 21, 2010. The Company has also received a new trading symbol AADI on the Pink Sheets (www.otcmarkets.com). It is the Company's intention to become current on their financial filings with the Securities and Exchange Commission and then to apply to be relisted on the OTCBB (www.otcbb.com) where it was listed previously.

Delays in obtaining funding exacerbated by the severe downturn in the economy resulted in little progress being made in the development of the Company's subsidiaries. Empyrean Staffing, Inc. remains dormant. Due to the inability to obtain project financing and the severe downturn in the construction industry a decision was taken to shut down all operations of Empyrean Construction, Inc. on October 24, 2008. During 2009, the only activity in Empyrean Properties, Inc. was the sale of this subsidiary's only remaining real estate property. During 2009, Empyrean Holdings, Inc. invested in a real estate purchase option which was abandoned during late 2009. The Company has had no operating activity since the abandonment of the real estate purchase option.

On December 8, 2008, the Company finalized an investment agreement with Dutchess Private Equities Fund, Ltd. ("Dutchess") for the provision of an equity line of credit for $10,000,000 ("Agreement"). The investor committed to purchase up to $10,000,000 of the Company's common stock in tranches over the course of 36 months. The Company was obligated, pursuant to the Agreement, to file an S-1 registration statement with the Securities and Exchange Commission ("SEC") within 15 days of the date of the Agreement for sufficient shares of common stock, and the Company was required to use all commercially reasonable efforts to have the registration statement declared effective by the SEC within 90 calendar days after submission.

Due to delayed periodic filings, on December 22, 2008, the Company was delisted from the OTC Bulletin Board. Since that time the company trades on the Other OTC or Pink sheets. Also due to the delinquent filings, the Company was unable to implement the Agreement with Dutchess. During January 2009, Dutchess was informed of the delay and agreed to modify the Agreement and proceed with its implementation once the Company has regained its status of being a current filer with the SEC.

During July and October 2009, 13,800,000 restricted common shares, par value $.001, were sold through a Private Placement to accredited investors for aggregate $138,000. Warrants, valued at $68,068, expiring on July 12, 2010, for the purchase of an additional 13,800,000 restricted common shares were issued to the investors who purchased shares pursuant to the private placement. The warrants expired unexercised.

On October 21, 2010, the Company entered into an Investment Agreement (the "Investment Agreement") with Dutchess Opportunity Fund, II, LP, (the "Investor"). Pursuant to the Investment Agreement, the Investor committed to purchase, subject to certain restrictions and conditions, up to $10,000,000 of the Company's common stock, over a period of 36 months from the first trading day following the effectiveness of the registration statement registering the resale shares purchased by the Investor pursuant to the Investment Agreement (the "Equity Line"). Every effort continues to be made to catch up on all its delayed 10-Q and 10-K filings to enable the company to regain its OTC Bulletin Board listing and file an S-1 registration statement with the SEC.

Despite the proceeds from the 2009 Private Placement, the delay in the Company's ability to access the Dutchess equity line of credit has had a detrimental effect on the Company's development progress. Numerous possibilities are being pursued to obtain alternative financing but the depressed economic situation has made this a very difficult task.

On December 31, 2009, the corporate office of the Company was located in an executive suite managed by a large national company, Corporate Office Centers, at 11200 Westheimer Rd., Suite 900, Houston Texas 77042. Services for basic office requirements were also provided by Corporate Office Centers. In August of 2010, the Company transferred its offices to a different Corporate Office Centers location at 500 N Rainbow Boulevard, Suite 300, Las Vegas, Nevada 89107 to be located closer to the new CEO, Terri Hourigan.

ITEM 1A.	RISK FACTORS

Not required by smaller reporting companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Ownership

In March 2008, one of the three lots in Kewaskum, Wisconsin, which was acquired in June 2007, was sold for $49,000. In April 2008 one of the remaining two lots was sold for $45,000. As the proceeds received were less than the $105,000 aggregate carrying value of these assets, the Company incurred a loss on the sales.

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

Office Leases

On April 1, 2008, the term of the lease agreement with Corporate Office Centers for two 160 square foot offices located at 11200 Westheimer Rd., Suite 900, Houston Texas, 77042 was revised and the basic rental increased to $1,701 per month. Extra costs averaging about $250 per month are incurred for other office services and facilities.

On December 1, 2008, due to the need to reduce company expenses, this lease was modified to only one 160 square foot office for a basic rental of $805 per month and the term of the lease extended to December 31, 2009. The Company has since moved its location to a different Corporate Office Centers location at 500 N Rainbow Boulevard, Suite 300, Las Vegas, Nevada 89107 to be located closer to the new CEO, Terri Hourigan. and current office expenses average approximately $200 per month.

ITEM 3.	LEGAL PROCEEDINGS

The condominium located at 12 Coral Way, Key West, FL, and was owned by a former wholly owned subsidiary, Tradewinds International Corp. (Tradewinds) was lost through foreclosure action taken by the previous owner and mortgagee, Huck Finn LLC on December 20, 2005. The full amount of the debt owed on the property is a debt of Tradewinds. The debt was incurred by Tradewinds prior to the acquisition of Tradewinds stock by the Company and that debt has never been assumed by the Company. Management believes that, although Tradewinds has no assets with which to pay the debt, that debt is not an obligation of the Company. The Company recognized a loss of $139,000 on abandoned real estate investment. At the time of the completion of this report, management believes that this property has yet to be resold by Huck Finn LLC and the Company has not been contacted by Huck Finn LLC in regards to this property for several years.

An ex-employee of Empyrean Construction filed a complaint that was distributed to several agencies making unsubstantiated complaints against the Company. The only inquiry to this complaint was received from the U.S. Department of Labor. On March 2, 2009, the Company entered into a settlement agreement, agreeing to pay the ex-employee $15,604 in 5 (Five) quarterly installments as recommended by the Labor Department. At December 31, 2009, the Company's outstanding liability to this ex-employee was $8,272.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since the Company was delisted from the OTC Bulletin Board it traded on the Other OTC or Pink Sheets under the symbol EMPY. During October 2010 the Company applied for a new trading symbol. The Company was granted a new trading symbol and currently trades under the symbol AADI. The high and low sales prices of the Company's stock by quarters are given below:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
For 2008
High	$0.03	$0.03	$0.02	$0.02
Low	0.01	0.02	0.01	0.01
For 2009
High	$0.03	$0.02	$0.08	$0.03
Low	0.01	0.01	0.01	0.01

At the present time, there are no funds available for the payment of dividends. The Company also does not anticipate paying any dividends in the next twelve months.

Common Stock

The Articles of Incorporation currently authorize the issuance of 1,000,000,000 shares of common stock, with a par value of $0.001. The holders of the Shares: (a) have equal ratable rights to dividends from funds legally available therefore, when, as, and if declared by the Board of Directors of the Company; (b) are entitled to share ratably in all of the assets of the Company available for distribution upon winding up of the affairs of the Company; (c) do not have preemptive subscription or conversion rights and there are no redemption or sinking fund applicable thereto; and (d) are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of shareholders. These securities do not have any of the following rights: (a) cumulative or special voting rights; (b) preemptive rights to purchase in new issues of Shares; (c) preference as to dividends or interest; (d) preference upon liquidation; or (e) any other special rights or preferences. In addition, the Shares are not convertible into any other security. There are no restrictions on dividends under any loan other financing arrangements or otherwise. As of December 31, 2009, the Company had 30,808,066 shares (inclusive of 22,501 shares 'on hold' and awaiting return by a third party) of common stock outstanding.

Non-Cumulative Voting

The holders of shares of Common Stock of the Company do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding Shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose. In such event, the holders of the remaining Shares will not be able to elect any of the Company's directors.

Preferred Stock

The Preferred Stock holders have the right to convert one (1) preferred share to four (4) common shares at their discretion. The Company's Articles of Incorporation, as amended, authorize 200,000,000 $.001 per share par value of Preferred Stock. As of December 31, 2009, the Company had issued and outstanding 15,140,000 shares of Preferred Stock.

Recent Sales of Unregistered Securities

During July 2009, 13,800,000 shares of restricted Common Stock, par value $.001, were sold through a Private Placement to accredited investors for aggregate cash proceeds of $138,000.

During July 2009, the Company issued 5,000,000 shares of restricted Common Stock, par value $.001, valued at $50,000, as part of the terms for finalizing a Purchase and Sale Agreement ("Purchase Agreement") and Purchase Option with Terri A. Hourigan, trustee of the Terri A. Hourigan 2003 Revocable Trust for the purchase of real property located in Santa Barbara, California.

Ms. Hourigan was not a related party of the Company at the time the Purchase Agreement and Option was executed. However, over a year later on July 31, 2010, Ms. Hourigan assumed the role of Chief Executive Officer of the Company.

Dividends

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

Share Purchase Warrants

During July and October 2009, warrants, valued at $68,068, expiring on July 12, 2010, for the purchase of 13,800,000 shares were issued to purchasers of 13,800,000 shares of unregistered common stock. At December 31, 2009, the warrants were outstanding, and the warrants expired unexercised subsequent to December 31, 2009. The estimated fair value of the warrants was computed using the Black-Scholes option pricing model with the following assumptions: an exercise price of $.02 per share; a market price of common stock of $.02 per share; an expected term of 1.0 years; a dividend yield of zero; and expected volatility of 460%.

Transfer Agent

The Company continues to retain the services of Pacific Stock Transfer Company, 500 E. Warm Springs Road, Suite 240, Las Vegas, NV 89119, to act as transfer agent and registrar.

ITEM 6.	SELECTED FINANCIAL DATA

Not required by smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information specifies certain forward-looking statements of management of the Company. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology such as, "may," "shall," "could," "expect," "estimate," "anticipate," "predict," "probable," "possible," "should," "continue," or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been complied by our management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty or warranty is to be inferred from those forward-looking statements.

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

Delays in obtaining funding exacerbated by the severe downturn in the economy resulted in little progress being made in the development of certain of the Company's subsidiaries. Empyrean Staffing, Inc. remains dormant. Due to the inability to obtain project financing and the severe downturn in the construction industry a decision was taken to shut down all operations of Empyrean Construction, Inc. on October 24, 2008.

During July 2009, the Company sold the last of its properties in Green Bay Wisconsin. Also during July 2009, the Company finalized a Purchase and Sale Agreement ("Purchase Agreement") with Terri A. Hourigan, trustee of the Terri A. Hourigan 2003 Revocable Trust (the "Seller") for the purchase of real property located in Santa Barbara, California A purchase option ("Option") for this purchase was executed with the Purchase Agreement. The Company was unable to exercise its option as the conditions for exercise were not met. During the fourth quarter of 2009, the Company expensed capitalized investment in real estate costs of $219,507, consisting of $50,000 for issuance of 5,000,000 restricted shares of common stock, assumption of debt plus accrued interest of $117,476, and cash paid for development costs of $52,031.

Ms. Hourigan was not a related party of the Company at the time the Purchase Agreement and Option was executed. However, on July 31, 2010, over a year after the execution of the Purchase Agreement and Option, Ms. Hourigan assumed the role of Chief Executive Officer of the Company.

The Company therefore has no ongoing business or revenues of any kind and will require significant working capital for the next 12 months. Numerous possibilities are being pursued to obtain alternative financing but the depressed economic situation has made this a very difficult task. There is no assurance that the Company will be able to raise funds through private placements or obtain the necessary financing from other sources, hence, it is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

Liquidity and Capital Resources

As of December 31, 2009, the Company had assets equal to $1,158, compared to assets of $108,029 as of December 31, 2008. The decrease was due mainly to the sale of property with book value of $97,000. The Company's current liabilities as of December 31, 2009, totaled $720,871, comprised of accounts payable, accrued expenses and note payable from related parties, compared to $591,957 as of December 31, 2008. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the year ended December 31, 2009, for the period from December 30, 2004 (Inception) to December 31, 2008, and for the period from December 30, 2004 (Inception) to December 31, 2009.

	Year Ended December 31, 2009	Year Ended December 31, 2008	Inception (April 30, 1998) Through December 31, 2009
Net cash used in operating activities	$(144,937)	$(157,671)	$(972,343)
Net cash provided by investing activities	49,969	94,000	447,780
Net cash provided by financing activities	95,247	62,056	525,196

Net increase in cash and cash equivalents	$279	$(1,615)	$633

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

During the next 12 months, significant working capital will be needed to recommence the company's development plans that have been be set back by the difficulty in financing. Although the Company raised funds during 2009 through a Private Placement offering, there can be no guarantee that the interim financing needed to amend and re-file the Company's SEC filings, and to complete the S-1 filing will be obtained in a timely manner.

These factors and the current recession raise substantial doubts about the Company's ability to continue as a going concern. Holders of Company stock may be faced with the inability to liquidate part or all of their investment on terms which are profitable. An investment in Company's stock is highly speculative, and investors must be prepared to lose some or all of their investment.

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues decreased by $51,779 to $102,000 for 2009, compared to $153,779 for 2008. The decrease was due to the Company recognizing construction income of $0 for 2009, compared to construction income of $59,779 for 2008, as a result of our decision to shutdown all operations of Empyrean Construction, Inc. on October 24, 2008. The decrease in construction income was partially offset by an $8,000 increase in sales of real estate for 2009 compared to 2008.

Total costs and expense for 2009 decreased by $185,260, to $478,374 from $663,634 in 2008. The decrease in total costs and expenses was due to lower cost of real estate sold and lower general and administrative expenses, due to the shutdown of Empyrean Construction, Inc. in late 2008, partially offset by a $219,507 loss on abandonment of property in connection with our fourth quarter 2009 write off of capitalized investment in real estate costs related to a purchase option executed by the Company in July 2009. The write-off of the investment resulted from the Company being unable to exercise its purchase option as the conditions for exercise were not met.

Total other expense, net, increased by $16,458 to $47,411 for 2009, compared to $30,953 for 2008. The increase was due to a high interest property mortgage loan outstanding for a portion of 2009 and the assumption of debt as partial consideration for the real estate purchase option.

Net loss was ($423,785) for 2009, compared to net loss of ($540,808) for 2008, for the reasons set forth above.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required by smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERICAN ASSET DEVELOPMENT, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm - BehlerMick PS	10
Report of Independent Registered Public Accounting Firm - Malone & Bailey PC	11
Financial Statements:
Consolidated Balance Sheets as of December 31, 2009 and 2008	12
Consolidated Statements of Operation for the years ended December 31, 2009 and 2008 and for the period from Inception (December 30, 2004) to December 31, 2009	13
Consolidated Statements of Stockholders' Equity (Deficit) for the period from inception (December 30, 2004) to December 31, 2009	14
Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008 and for the period from inception (December 30, 2004) to December 31, 2009	16
Notes to Consolidated Financial Statements	18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

American Asset Development, Inc.

We have audited the accompanying consolidated balance sheet of American Asset Development, Inc. (formerly Empyrean Holdings Inc.) as of December 31, 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year in the one-year period ended December 31, 2009 and for the period December 30, 2004 (inception) to December 31, 2009. American Asset Development, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Asset Development, Inc. as of December 31, 2009 and the results of its operations and its cash flows for the year in the one-year period ended December 31, 2009 and for the period December 30, 2004 (inception) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses since inception and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BehlerMick PS

BehlerMick PS

Spokane, WA

December 14, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

American Asset Development, Inc. (fka Empyrean Holdings, Inc.)

(A Development Stage Company)

Las Vegas, Nevada

We have audited the accompanying balance sheets of Empyrean Holdings, Inc. (a development stage company) as of December 31, 2008 and the related statements of operation, stockholders' equity (deficit), and cash flows for the year then ended and for the period from inception (December 30, 2004) through December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Empyrean Holdings, Inc. as of December 31, 2008 and the results of its operations and its cash flows for the year then ended and for the period from inception (December 30, 2004) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

July 22, 2010

AMERICAN ASSET DEVELOPMENT, INC.
(fka EMPYREAN HOLDINGS, INC.)
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
Assets
Current assets:
Cash	$633	$354
Real estate held for sale	-	97,000
Other current assets	$525	$10,675

Total current assets	1,158	108,029

Total assets	$1,158	$108,029

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable - trade	$165,813	$132,940
Accrued expense	218,272	210,000
Notes payable - related parties	336,786	249,017

Total current liabilities	720,871	591,957

Commitments & contingencies	-	-

Stockholders’ deficit:
Convertible preferred stock, $0.001 par value per share, 200,000,000 shares authorized;15,140,000 shares issued and outstanding	15,140	15,140
Common stock, $0.001 par value per share: 1,000,000,000 shares authorized; and 30,808,066 shares issued and outstanding	30,808	12,008
Additional paid-in capital	1,984,934	1,815,734
Accumulated deficit during development stage	(2,750,595)	(2,326,810)

Total stockholders’ deficit	(719,713)	(483,928)

Total liabilities and stockholders’ deficit	$1,158	$108,029

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN ASSET DEVELOPMENT, INC.
(fka EMPYREAN HOLDINGS, INC.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,		Period From April 30, 1998 (Inception) Through December 31,
	2009	2008	2009
Revenue
Rental income	$-	$-	$6,714
Construction income	-	59,779	59,779
Payroll processing and other	-	-	16,564
Sales of real estate	102,000	94,000	1,080,200

Total revenue	102,000	153,779	1,163,257

Costs and expense
Cost of real estate sold	97,000	144,351	1,257,304
General and administrative	161,867	519,283	1,853,341
Impairment of related party receivable	-	-	162,148
Loss on abandonment of property	219,507	-	373,861

Total costs and expense	478,374	663,634	3,646,654

Other income (expense)
Interest income (expense)	(43,667)	(14,651)	(131,673)
Cost of recapitalization	-	-	(115,479
Loss on settlement of accounts payable	(3,744)	(16,302)	(20,046)

Total other income (expense)	$(47,411)	$(30,953)	$(267,198)

Net loss	$(423,785)	$(540,808)	$(2,750,595)

Deemed dividend on preferred stock	$-	$-	$373,200

Net Loss attributable to
common shareholders	$(423,785)	$(540,808)	$(3,123,795)

Total basic and diluted net loss per share	(0.02)	(0.05)
Basic and diluted weighted average
Number of shares outstanding	18,769,710	11,152,510

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN ASSET DEVELOPMENT, INC.
(fka EMPYREAN HOLDINGS, INC.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

For the Period From Inception (April 30, 1998) Through December 31, 2009

	Preferred		Common		Additional Paid in	Accumulated Deficit During the Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Stock Issued For:
Stock Dividend - July 2004	-	$-	50,000,000	$50,000	$(50,000)	$-	$-
Reverse Acquisition	-	-	200,000,000	200,000	(200,000)	-	-
Reverse Split - June 2004	-	-	(245,000,000)	(245,000)	245,000	-	-
Net Loss	-	-	-	-	-	(75)	(75)

Balance, December 31, 2004	-	-	5,000,000	5,000	(5,000)	(75)	(75)

Stock Issued For:
Stock Dividend - July 2005	-	$-	24,978,988	$24,979	$(24,979)	$-	$-
Reverse Acquisition	10,000,000	10,000	68,765,951	68,766	(76,228)	-	2,538
Reverse Split - June 2005	-	-	(121,269,873)	(121,270)	121,270	-	-
Services	-	-	30,000,000	30,000	150,000	-	180,000
Net Loss	-	-	-	-	-	(614,703)	(614,703)

Balance, December 31, 2005	10,000,000	10,000	7,475,066	7,475	165,063	(614,778)	(432,240)

Stock Issued For:
Debt	-	$-	150,000	$150	$303,615	$-	$303,765
Services	-	-	2,233,000	2,233	176,097	-	178,330
Property	1,000,000	1,000	-	-	252,664	-	253,664
Debt Forgiveness	-	-	-	-	518,335	-	518,335
Net Loss	-	-	-	-	-	(330,925)	(330,925)

Balance, December 31, 2006	11,000,000	11,000	9,858,066	9,858	1,415,774	(945,703)	(90,929)

Stock Issued For:
Property	4,140,000	$4,140	-	$-	$741,060	$-	$745,200
Services	-	-	400,000	400	7,600	-	8,000
Deemed Dividend	-	-	-	-	(373,200)	-	(373,200)
Net Loss	-	-	-	-	-	(840,299)	(840,299)

Balance, December 31, 2007	15,140,000	15,140	10,258,066	10,258	1,791,234	(1,786,002)	30,630

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN ASSET DEVELOPMENT, INC.
(fka EMPYREAN HOLDINGS, INC.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT) (cont'd)

For the Period From Inception (April 30, 1998) Through December 31, 2009

	Preferred		Common		Additional Paid in	Accumulated Deficit During the Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Stock Issued For:
Services	-	-	1,750,000	1,750	24,500	-	26,250
Net Loss	-	-	-	-	-	(540,808)	(540,808)

Balance, December 31, 2008	15,140,000	15,140	12,008,066	12,008	1,815,734	(2,326,810)	(483,928)

Stock Issued For:
Unregistered Share Purchases	-	$-	13,800,000	$13,800	$124,200	$-	$138,000
Property	-	-	5,000,000	5,000	45,000	-	50,000
Net Loss	-	-	-	-	-	(423,785)	(423,785)

Balance, December 31, 2009	15,140,000	$15,140	30,808,066	$30,808	$1,984,934	$(2,750,595)	$(719,713)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN ASSET DEVELOPMENT, INC.
(fka EMPYREAN HOLDINGS, INC.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Period From Inception (April 30, 1998) Through December 31, 2009

	Year Ended December 31,		Period From April 30, 1998 (Inception) Through December 31,
	2009	2008	2009
Cash flows from operating activities
Net loss	$(423,785)	$(540,808)	$(2,750,595)
Adjustments to reconcile net loss to cash
used in operating activities
Depreciation and amortization	-	11,168	35,193
Stock issued for services	-	26,250	277,250
Stock based compensation	-	-	120,000
Cost of recapitalization	-	-	115,479
Non-cash interest expense	13,046	14,651	90,138
Bad debt	-	-	162,148
Loss (gain) on sale of property	(5,000)	11,000	57,041
Impairment loss on property	-	-	11,500
Loss on settlement of accounts payable	3,744	16,302	20,046
Loss on abandoned investment property	219,507	-	373,861
Changes in:
Accounts Receivable	-	1,495	-
Prepaid expenses and other assets	10,150	(2,000)	(525)
Accounts payable and accrued expenses	37,401	304,271	516,121

Net cash used in operating activities	$(144,937)	$(157,671)	$(972,343)

Cash flows from investing activities
Payment received on note receivable	-	-	46,500
Purchase of fixed assets	-	-	(41,500)
Investment in real estate property	(52,031)	-	(52,031)
Proceeds from sale of real estate	102,000	94,000	703,459
Issuance of note receivable	-	-	(208,648)

Net cash provided by investing activities	$49,969	$94,000	$447,780

Cash flows from financing activities
Proceeds from issuance of common stock	138,000	-	512,538
Proceeds from short term mortgage loan	36,000	-	36,000
Payment on short term mortgage loan	(36,000)	-	(36,000)
Proceeds from related party debt	137,503	128,556	548,999
Principal payments on related party debt	(180,256)	(66,500)	(536,341)

Net cash provided by financing activities	$95,247	$62,056	$525,196

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN ASSET DEVELOPMENT, INC.
(fka EMPYREAN HOLDINGS, INC.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (cont'd)

For the Period From Inception (April 30, 1998) Through December 31, 2009

	Year Ended December 31,		Period From April 30, 1998 (Inception) Through December 31,
	2009	2008	2009
Net increase (decrease) in cash	279	(1,615)	633
Cash at beginning of period	354	1,969	-

Cash at end of period	$633	$354	$633

Supplemental disclosures:
Cash paid for interest	33,629	-	44,543

Cash paid for income taxes	$-	$-	$-

Non-cash investing and financing activities:
Shares issued to settle related party debt	$-	$-	$72,759
Shares issued for property	$50,000	$745,200	$1,517,200
Forgiveness of related party debt	$-	$-	$226,334
Debt assumed for purchase of property	$117,476	$-	$117,476

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN ASSET DEVELOPMENT, INC.

(fka EMPYREAN HOLDINGS, INC.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

NOTE 1 - BASIS OF PRESENTATION & SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

American Asset Development, Inc. (formerly Empyrean Holdings, Inc.) ("AADI" or the "Company") was incorporated in Nevada on December 30, 2004. AADI is a U.S. based holding company structured to operate similarly to a Business Development Corporation while incubating several different corporate infrastructures that we expect to eventually spin-off into their own publicly-traded companies. AADI is a development stage entity.

On October 19, 2010, the Company filed Amended and Restated Articles of Incorporation changing the Company's name from Empyrean Holdings, Inc. to American Asset Development, Inc., effective October 21, 2010.

Delays in obtaining funding exacerbated by the severe downturn in the economy resulted in little progress being made in the development of the Company's subsidiaries. Empyrean Staffing, Inc. remains dormant. Due to the inability to obtain project financing and the severe downturn in the construction industry a decision was taken to shut down all operations of Empyrean Construction, Inc. on October 24, 2008. During 2009, the only activity in Empyrean Properties, Inc. was the sale of this subsidiary's only remaining real estate property. During 2009, Empyrean Holdings, Inc. invested in a real estate purchase option which was abandoned during late 2009. The Company has had no operating activity since the abandonment of the real estate purchase option.

Use of Estimates

In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statements of income and expenses. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions with consolidated subsidiaries have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the statements of cash flow, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, which range from three to seven years. Land is not depreciated.

Revenue Recognition

The Company recognizes revenue in accordance with the guidance contained in Financial Accounting Standards Board Accounting Standards Codification Topic 605, "Revenue Recognition", and other relevant accounting literature. Revenue is recognized when persuasive evidence of an arrangement exists, service has been rendered, the sales price is fixed or determinable, and collectability is reasonably assured.

Income Taxes

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Share-Based Compensation

The Company accounts for stock-based compensation issued to employees and non-employees as required by ASC Topic 718, "Compensation - Stock Compensation." Under these provisions, the Company records expense over the related service period based on the fair value of the awards at the date of grant.

Earnings per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2009 and 2008, there were no dilutive securities outstanding.

Recent Accounting Pronouncements

On July 1, 2009, the Financial Accounting Standards Board (FASB) launched the FASB Accounting Standards Codification™ ("ASC") as the single source of the authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of the authoritative U.S. GAAP for SEC registrants. The ASC supersedes all existing non-SEC accounting and reporting standards. Following the ASC, the FASB will not issue new standards in the form of statements, FASB staff positions or Emerging Issues Task Force. Instead, it will issue ASU's that serve to update the ASC, provide background information about the guidance and provide the basis for conclusions on changes to the ASC. The Codification is effective for interim and annual periods ending after September 15, 2009.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("ASC Topic 855"), which is effective for interim or annual financial periods ending after June 15, 2009. ASC Topic 855 establishes general standards of accounting and disclosure of events that occur after the balance sheet but before financial statements are issued or are available to be issued. However, since the Group will be a public entity, management is required to evaluate subsequent events through the date that financial statements are issued and disclose the date through which subsequent events have been evaluated, as well as the date the financial statements were issued. This authoritative guidance became effective for interim or annual periods ending after June 15, 2009. The adoption of this guidance did not have a material effect on the Company's financial statements.

In February 2010, FASB issued ASU No. 2010-09 which removes the requirement for an SEC filer to disclose a date in both issued and revised financial statements. This amendment shall be applied prospectively for interim or annual financial periods ending after June 15, 2010.

See Note 9 of the Notes to Consolidated Financial Statements for the Company's disclosure on this topic.

Other recent accounting updates issued by FASB and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 2 - GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has incurred net losses since inception and incurred a net loss of $(423,785) for the year ended December 31, 2009, which increased the accumulated deficit to $(2,750,595) as of December 31, 2009. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management is working diligently to raise additional capital through sales of common stock as well as seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - REAL ESTATE

Real Estate Held for Sale As of December 31, 2009 and 2008, the Company had $0 and $97,000, respectively, of real estate held for sale. These real estate properties were presented to reflect the lower of cost or the fair value less cost to sell on the accompanying balance sheets.

Sales of Real Estate

In March 2008, one of the three lots in Kewaskum, Wisconsin, which was acquired in June 2007, was sold for $49,000. In April 2008 one of the remaining two lots was sold for $45,000. As the proceeds received were less than the $105,000 aggregate carrying value of these assets, the Company incurred a loss on the sales.

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

Property Mortgage Loan

During June 2009 the Company obtained a high interest short term mortgage loan of $36,500 by pledging the unencumbered property in Green Bay Wisconsin. The net proceeds of this loan of $25,241 were used for working capital. This loan was repaid during August 2009 with proceeds from the sale of the property, discussed above.

Investment in and Abandonment of Real Estate Property

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

NOTE 4 - NOTES AND ACCOUNT PAYABLE - RELATED PARTY

During 2007, the Company received advances from IMR, LLC ("IMR"). This note payable incurs interest at 8% per annum and is due on demand. On January 17, 2008, IMR filed a Chapter 7 Voluntary Bankruptcy Petition with the U.S. Bankruptcy Court District of Nevada (Las Vegas). As of December 31, 2009 and 2008, the Company's payable to IMR was $162,909 and $151,597, respectively, which includes $21,514 and $10,202, respectively, of accrued interest.

Advances made to the Company by a former consultant prior to his termination accrue interest at 8 % per annum. The amount of this note, inclusive of accrued interest, as of December 31, 2009 and 2008 was $19,918 and $18,713, respectively. The note is due on demand.

During 2009 and 2008, the Company received advances from an investor, officers of the Company and a former Director. These advances are due on demand and accrue interest at up to 8% per annum. As of December 31, 2009 and 2008, the Company's payable to related parties for advances totaled $36,483 and $78,723, respectively, which includes $3,499 and $5,690, respectively, of accrued interest.

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

NOTE 5 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not. The Company has net operating loss carry-forwards of $2,727,289 at December 31, 2009, which begin expiring in 2025. The Company's effective tax rate differs from the 34% federal statutory tax rate due to a full valuation allowance which increased $136,163 from December 31, 2008 to December 31, 2009. Significant components of the Company's deferred tax assets and liabilities are as follows:

December 31 2009 2008 Deferred tax assets - NOLs $ 927,278 $ 791,115 Less: valuation allowance (927,278) (791,115) Net deferred taxes $ - $ -

NOTE 6 - EQUITY

During July 2009, the Company issued 5,000,000 restricted common shares, valued at $50,000, as partial consideration for finalizing the option and sale and purchase agreement with the owner of real property, discussed above.

Also during July and October 2009, 13,800,000 restricted common shares, were sold through a private placement to accredited investors for aggregate $138,000. Warrants valued at $68,068, expiring on July and October 12, 2010, for the purchase of an additional 13,800,000 restricted common shares were issued to the investors who purchased shares pursuant to the private placement. The warrants were valued using the Black-Scholes model. The warrants expired unexercised. The estimated fair value of the warrants was computed using the Black-Scholes option pricing model with the following assumptions: an exercise price of $.02 per share; a market price of common stock of $.02 per share; an expected term of 1.0 years; a dividend yield of zero; and expected volatility of 460%.

Additionally, 1,750,000 shares of common stock were awarded to an officer on August 20, 2008 for consulting services rendered. These shares had a value, based upon the market price at the date of grant, of $26,250 which was expensed during 2008.

Equity Line of Credit

On December 8, 2008, the Company finalized an investment agreement with Dutchess Private Equities Fund, Ltd. ("Dutchess") for the provision of an equity line of credit for $10,000,000 ("Agreement"). The investor committed to purchase up to $10,000,000 of the Company's common stock in tranches over the course of 36 months. The Company was obligated, pursuant to the Agreement, to file an S-1 registration statement with the Securities and Exchange Commission ("SEC") within 15 days of the date of the Agreement for sufficient shares of common stock, and the Company was required to use all commercially reasonable efforts to have the registration statement declared effective by the SEC within 90 calendar days after submission.

Due to delayed periodic filings, on December 22, 2008, the Company was delisted from the OTC Bulletin Board. Since that time the company trades on the Other OTC or Pink sheets. Also due to the delinquent filings, the Company was unable to implement the Agreement with Dutchess. During January 2009, Dutchess was informed of the delay and agreed to modify the Agreement and proceed with its implementation once the Company has regained its status of being a current filer with the SEC.

NOTE 7 - COMPENSATION FOR OFFICERS

During 2008, compensation of $500 per month was earned by an officer of the Company, in the form of consulting fees, which remained accrued and unpaid as of December 31, 2009 and 2008. During 2009, compensation of $11,000 was earned by this same officer, in the form of consulting fees, which was paid during 2009. Additionally, 1,750,000 shares of common stock were awarded to an officer on August 20, 2008 for consulting services rendered. These shares had a value, based upon the market price at the date of grant, of $26,250 which was expensed during 2008.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

On April 1, 2008, the term of the lease agreement with Corporate Office Centers for two 160 square foot offices located at 11200 Westheimer Rd., Suite 900, Houston Texas, 77042 was revised to one year, and the basic rental increased to $1,701 per month. Extra costs averaging about $250 per month are incurred for other office services and facilities. On December 1, 2008, this lease was modified to only one 160 square foot office for a basic rental of $805 per month, and the term of the lease ended in July of 2010. In August of 2010, the Company transferred its location to a different Corporate Office Centers location at 500 N Rainbow Boulevard, Suite 300, Las Vegas, Nevada 89107 to be located closer to the new CEO, Terri Hourigan. and current office expenses average approximately $200 per month on a yearly lease.

During 2007, a condominium in Key West, owned by one of the Company's wholly owned subsidiaries, Tradewinds International Corp. ("Tradewinds") was lost through foreclosure action taken by Huck Finn, LLC, the note holder. The full amount of the debt owed on the property was a debt of Tradewinds. The debt was incurred by Tradewinds prior to the acquisition of Tradewinds stock by the Company and that debt has never been assumed by Empyrean Holdings. During 2007, Empyrean removed both the Key West Property and Senior Secured Note (including related default accruals) from its books and recognized a loss on abandoned real estate investment property of $139,095.

It is management's belief that, once sold, the proceeds realized from the sale of the Key West Property should be sufficient to settle the amount due under the foreclosure judgment of $617,000. In the event that the proceeds from the ultimate sale are not sufficient to cover the amount due under the foreclosure judgment, Empyrean may be responsible for making up the shortfall. As of December 31, 2008, Huck Finn, LLC has yet sold the property. In addition, management has determined that the probability of additional loss associated with the Key West Condominium is remote. Additionally, management believes that, although Tradewinds has no assets with which to pay the debt, the debt is not an obligation of Empyrean. Thus, no additional accrual was recorded as of December 31, 2008 and 2009. The Company has not been contacted by Huck Finn LLC in regards to this property in several years.

An ex-employee of Empyrean Construction filed a complaint that was distributed to several agencies making unsubstantiated complaints against the Company. The only inquiry to this complaint was received from the U.S. Department of Labor ("DOL"). On March 2, 2009, the Company entered into a settlement agreement, agreeing to pay the ex-employee $15,604.00 in 5 (Five) quarterly installments as recommended by the DOL. At December 31, 2009, the Company's outstanding liability to this ex-employee was $8,272.

NOTE 9- SUBSEQUENT EVENTS

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

On October 21, 2010, the Company entered into an Investment Agreement (the "Investment Agreement") with Dutchess Opportunity Fund, II, LP, a Delaware Limited Partnership (the "Investor"). Pursuant to the Investment Agreement, the Investor committed to purchase, subject to certain restrictions and conditions, up to $10,000,000 of the Company's common stock, over a period of 36 months from the first trading day following the effectiveness of the registration statement registering the resale shares purchased by the Investor pursuant to the Investment Agreement (the "Equity Line"). The Company may draw on the facility from time to time, in accordance with the terms and conditions of the Investment Agreement.

Pursuant to the terms of a Registration Rights Agreement dated October 21, 2010 between the Company and the Investor (the "Registration Rights Agreement"), the Company is obligated to file one or more registrations statements with the SEC to register the resale by Investor of the shares of common stock issued or issuable under the Investment Agreement. The Company is obligated to use all commercially reasonable efforts to have the registration statement declared effective by the SEC within 90 days after the registration statement is filed.

The Company evaluated subsequent events through the time the Form 10-K was filed with the Securities and Exchange Commission.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements on accounting for financial disclosure matters in connection with a change in accountants.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (CEO), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the CEO, concluded that as of December 31, 2009, our disclosure controls and procedures were not effective to ensure the information required to be disclosed by an issuer in the reports we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms relating to us, including our consolidated subsidiaries, and was accumulated and communicated to our management, including our CEO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Internal Control Over Financial Reporting - Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). The Company's internal control over financial reporting is a process, under the supervision of the Chief Executive Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

- Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets;

- Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

- Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our CEO, we assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is disclosed below.

We identified a material weakness in our internal control over financial reporting as of December 31, 2009 because fundamental elements of an effective control environment were not present as of December 31, 2009, including a code of conduct or ethics; independent oversight and review of financial reporting, financial reporting processes and procedures; and internal control procedures by the Board of Directors, as we have not established an audit committee and our full board has not been adequately performing those functions. Additionally, due to insufficient staffing and the lack of full time personnel, it was not possible to ensure appropriate segregation of duties between incompatible functions, and formalized monitoring procedures have not been established or implemented.

These deficiencies represent a material weakness in our internal control over financial reporting given that it results in a reasonable possibility that a material misstatement to the annual or interim financial statements would not have been prevented or detected. Based on this assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2009.

This annual report does not include an attestation report of our independent registered public accounting firm regarding the internal control over financial reporting. We were not required to have, nor have we engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names, ages, and respective positions of the directors, officers, and significant employees of the Company are set forth below. Ms. Hourigan held her positions since July 31, 2009 and there are no other person(s) who can be classified as a promoter or controlling person of the Company. Ms. Hourigan replaced Mr. Robert L. Lee, who held the positions of Director, President and CEO, Secretary and Treasurer from March 2001 through July 2010.

Ms. Terri Hourigan, Chairman of the Board and Chief Executive Officer - Age 54

Ms. Terri Hourigan is a primary shareholder of the Company and is currently acting as Chairman and as the interim Chief Executive Officer. She is a former court reporter for the State of California with over 20 years of service. Her experience includes several years of real estate development experience on her own development in Santa Barbara, California.

Mr. William Morris, Board Member - Age 64

Mr. Morris has over 40 years experience as an architect. Bill is President of a Leeds Certified architectural group, W Morris Architects, and is a member of the American Institute of Architects (AIA) and is registered with the National Council of Architectural Registration Boards (NCARB). He is also President of WM Construction Management Ltd.

Marco Lizarraga, Chief Operation Officer - Age 64

Mr. Lizarraga has decades of experience in corporate operations, employment and training, political consulting, advocacy, as well as city planning and housing consulting.

Code of Ethics

The Company intends to adopt a Code of Business Conduct and Ethics ("Code") applicable to its officers, directors, and employees, which includes the principal executive officer and the principal financial officer The purpose of the Code will be to provide legal and ethical standards to deter wrongdoing and to promote: (a) Honest and ethical conduct; (a) Full, fair, accurate, timely and understandable disclosures; (b) Compliance with laws, rules, and regulations; (c) Prompt internal reporting of violations of the Code; and (d) Accountability for adherence to the Code.

ITEM 11.	EXECUTIVE COMPENSATION

During 2008, compensation of $210,000 was earned by an officer of the Company, in the form of consulting fees, which remained accrued and unpaid as of December 31, 2009 and 2008. During 2009, compensation of $11,000 was earned by this same officer, in the form of consulting fees, which was paid during 2009. Additionally, during 1,750,000 shares of common stock were awarded to an officer on August 20, 2008 for consulting services rendered. These shares had a value, based upon the market price at the date of grant, of $26,250 which was expensed during 2008.

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

Name and Address Beneficial Ownership (2)	Number of Shares	Percentage of Ownership (1)
Terri Hourigan Revocable Trust 2003 c/o Terri Hourigan 500 N Rainbow Blvd, Suite 300 Las Vegas, NV 89107	10,200,000	33.12%

Hesperia Advisors Limited c/o First Independent Trust (Curacao) N.V. 7 Abraham de Veerstraat P.O. Box 840, Willemstad Curacao, Netherlands Antilles	5,000,000	16.23%

Terri Hourigan, Guardian For Minor 500 N Rainbow Blvd, Suite 300 Las Vegas, NV 89107	4,200,000	13.63%

Kirstie Hourigan c/o Terri Hourigan 500 N Rainbow Blvd, Suite 300 Las Vegas, NV 89107	3,800,000	12.33%

Robert L. Lee 12400 Brookglade Circle Unit 63 Houston, TX 77099	3,214,000	10.43%

(1) The percent of class is based on 30,808,066 shares of common stock issued and outstanding as of December 31, 2009.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We have not adopted any equity compensation plans since our inception.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as set forth in Item 7, there are no relationships, transactions, or proposed transactions to which the registrant was or is to be a party, in which any of the named persons set forth in Item 404 of Regulation SB had or is to have a direct or indirect material interest.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Aggregate fees for professional services rendered for us by our independent registered public accounting firm as of or for the years ended December 31, 2009 and 2008 were as follows:

	2009	2008
Audit	$6,000	$5,750
Audit Related	0	0
Tax	0	0
All Other	0	0

Total	$6,000	$5,750

Audit Committee Pre-Approval Procedures

The Board of Directors has not, to date, appointed an Audit Committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 2011.

AMERICAN ASSET DEVELOPMENT, INC. (fka EMPYREAN HOLDINGS, INC.)

By:	/s/ TERRI A. HOURIGAN
Ms. Terri A. Hourigan
Chairman of the Board of Directors and Chief Executive Officer